Form 10QSB
period 1997-06-30
DOWNSTREAM INC \DSI\
filed 1997-08-14
CIK 1033504

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

  For the quarterly period ended             Commission file number 333-6440
              6/30/97

                           DOWNSTREAM INCORPORATED-DSI
        (Exact name of small business issuer as specified in its charter)


                   Utah                                 87-0567618
     (State or other jurisdiction of           (IRS Employer Identification
      incorporation or organization)                      Number)

           6337 Highland Drive
           Salt Lake City, Utah                            84121
      Address of principal executive                    (Zip Code)
                 offices)

          Issuer's telephone number, including area code (801) 567-1196


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]          No [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         As of August 13, 1997, the issuer had outstanding 4,334,000 shares of its Common Stock, $0.001 par value.



                                 Page 001 of ___

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The unaudited balance sheet of Downstream Incorporated-DSI (the "Company") as of June 30, 1997 and the related audited balance sheet of the Company as of December 31, 1996, the unaudited related statements of operations and cash flows for the three and six month periods ended June 30, 1997, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

         The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company.

         The Company was organized on November 26, 1996, and soon thereafter issued 3,300,000 shares of its common stock to its founders and to other shareholders. The Company commenced a public offering of its common stock on April 28, 1997 pursuant to which it raised $51,700 in gross offering proceeds and issued an additional 1,034,000 shares of its common stock at the public offering price of $0.05 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

         During the three months ended June 30, 1997, the Company experienced a net loss in the amount of $1,433. The Company's net loss for the six months ended June 30, 1997 was $3,411. Loss per share was approximately $0.00 for the three months ended June 30, 1997, and approximately $0.00 for the six months ended June 30, 1997.

         The Company's losses during the three and six month periods ended June 30, 1997 are attributed to incurring general and administrative expenses during the time period in which the Company was seeking to complete its initial public offering, and during which time period the Company had no revenues.

         The Company had no revenues during the three and six month time periods ended June 30, 1997.

         General and administrative expenses for the three months ended June 30, 1997, were $1,358. General and administrative expenses for the six months ended June 30, 1997 were $3,261.

         General and administrative expenses should generally be viewed as likely to recur in the normal course of business, although the amounts of such expenditures will vary.

         Professional fees represent one component of general and administrative expenses. Professional fees reflect legal, accounting and other consulting costs associated with the preparation and filing of reports to the U.S. Securities and Exchange Commission, services rendered in connection with capital raising and financing transactions, and other general legal and accounting work.

Balance Sheet Information

         Assets

         As of June 30, 1997, the Company reported total assets of $43,417, up $37,349 from the $6,068 reported as of December 31, 1996. Current assets as of June 30, 1997 were $42,075, up $36,310 from the $5,765 reported as of December 31, 1996. Fixed assets were $1,070 as of June 30, 1997, up $1,070 from the $0.00 of fixed assets reported as of December 31, 1997. Other assets were $272 as of June 30, 1997, down $31 from the $303 reported as of December 31, 1996. The change in total assets reflects primarily an infusion of cash received as net offering proceeds from the Company's initial public offering.

         The change in current assets during the three months ended June 30, 1993, reflects an increase in cash of $36,010.

         Other assets represent organizational costs net of amortization.

         Liabilities

         The Company had no liabilities as of June 30, 1997, a decease of $559 from that reported as of December 31, 1996.

Liquidity and Capital Resources - June 30, 1997

         The Company received an infusion of a significant amount of capital from the Company's initial public offering in the three months ended June 30, 1997. This has provided the Company with the ability to actively pursue its business purpose of financial consulting.

         The Company's most significant cash needs in 1997 include payment of general and administrative expenses, marketing expenses to expand the Company's client base,and other expenses relating to the Company's financial consulting business.

         The Company may choose to seek in the future to expand its resources to take advantage of other opportunities as they may develop. No assurance can be given that the Company's resources will be adequate to take advantage of any such opportunity, or that such opportunities will ever materialize.




                      (This Space Intentionally Left Blank)

                                DOWNSTREAM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 1997 and December 31, 1996

                                 C O N T E N T S


Independent Auditors' Report .........................................  6

Balance Sheet ........................................................  7

Statement of Operations ..............................................  8

Statement of Stockholders' Equity ....................................  9

Statement of Cash Flows .............................................. 10

Notes to the Financial Statements .................................... 12

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Downstream, Inc.
(A Development Stage Company)
Salt Lake City, Utah

The accompanying balance sheet of Downstream, Inc. (a development stage company) as of June 30, 1997 and the related statements of operations, stockholders' equity and cash flows for the six months ended June 30, 1997 and 1996 and from inception on November 26, 1996 through June 30, 1997 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1996 was audited by us and we expressed an unqualified opinion on it in our report dated August 7, 1997.


/s/ Jones, Jensen & Company

Jones, Jensen & Company
August 12, 1997

                                                 DOWNSTREAM, INC.
                                           (A Development Stage Company)
                                                  Balance Sheets

                                                      ASSETS


                                                                               June 30,       December 31,
                                                                                1997                 1996
                                                                        ----------------      ------------
                                                                            (Unaudited)

CURRENT ASSETS

  Cash                                                                  $          42,075    $            5,765
                                                                        -----------------    ------------------

     Total Current Assets                                                          42,075                 5,765
                                                                        -----------------    ------------------

 FIXED ASSETS, net (Note 7)                                                         1,070                  -
                                                                        -----------------    ---------------

OTHER ASSETS

  Organizational cost, net (Note 4)                                                   272                   303
                                                                        -----------------    ------------------

     Total Other Assets                                                               272                   303
                                                                        -----------------    ------------------

     TOTAL ASSETS                                                       $          43,417    $            6,068
                                                                        =================    ==================


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                      $           -        $              559
                                                                        -----------------    ------------------

     Total Current Liabilities                                                      -                       559
                                                                        -----------------    ------------------

     TOTAL LIABILITIES                                                              -                       559
                                                                        -----------------    ------------------

STOCKHOLDERS' EQUITY

  Preferred stock: 50,000,000 shares
   authorized of $0.001 par value, -0-
   shares issued and outstanding                                                    -                    -
  Common stock: 100,000,000 shares authorized of
   $0.001 par value, 4,334,000 and 3,300,000
   shares issued and outstanding, respectively                                      4,334                 3,300
  Additional paid-in capital                                                       53,485                13,200
  Deficit accumulated during the development stage                                (14,402)              (10,991)
                                                                        -----------------    ------------------

     Total Stockholders' Equity                                                    43,417                 5,509
                                                                        -----------------    ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $          43,417    $            6,068
                                                                        =================    ==================

    The accompanying notes are an integral part of these financial statements

                                                       DOWNSTREAM, INC.
                                                (A Development Stage Company)
                                                  Statements of Operations
                                                          (Unaudited)

                                                                                                                     From
                                                                                                                 Inception on
                                             For the three                           For the Six                 November 26,
                                             months ended                            Months Ended                1996 Through
                                               June 30,                                June 30,                     June 30,
                                       1997               1996                1997                1996                1997
                                 ---------------    ----------------    ----------------    ----------------    ----------------

REVENUES                         $         -        $          -        $          -        $          -        $          -

EXPENSES

   General and administrative              1,358               -                   3,261               -                  14,246
   Depreciation and
     amoritization                            75               -                     150               -                     156
                                 ---------------    ----------------    ----------------    ----------------    ----------------

       Total Expenses                      1,433               -                   3,411               -                  14,402
                                 ---------------    ----------------    ----------------    ----------------    ----------------

NET LOSS                         $        (1,433)   $           -       $         (3,411)   $           -       $        (14,402)
                                 ===============    ================    ================    ================    ================

NET LOSS PER SHARE               $         (0.00)   $          (0.00)   $          (0.00)   $          (0.00)
                                 ===============    ================    ================    ================

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                          4,334,000                -              3,493,165                -
                                 ===============    ================    ================    =============

    The accompanying notes are an integral part of these financial statements


                                                  DOWNSTREAM, INC.
                                            (A Development Stage Company)
                                         Statements of Stockholders' Equity
                                                     (Unaudited)


                                                                                    Additional
                                                        Common Stock                Paid-in        Accumulated
                                                     Shares           Amount         Capital         Deficit
                                                   -----------    ------------     ------------    ----------
Balance, November 26, 1996                             -          $       -        $       -        $     -

Common stock issued for services
 rendered valued at $0.005 per share                1,500,000            1,500            6,000           -

Common stock issued for cash
 valued at $0.005 per share                         1,800,000            1,800            7,200           -

Net loss from inception on
  November 26, 1996 through
  December 31, 1996                                    -                  -                -            (10,991)
                                               --------------   --------------   --------------   --------------

Balance, December 31, 1996                          3,300,000            3,300           13,200          (10,991)

Common stock issued for cash
  valued at $ 0.05 per share                        1,034,000            1,034           50,666            -

Stock offering costs                                    -                -              (10,381)           -

Net loss for the six months
  ended June 30, 1997                                   -                -                -               (3,411)
                                               -------------    --------------   --------------   --------------

Balance, June 30, 1997                              4,334,000   $        4,334   $       53,485   $      (14,402)
                                               ==============   ==============   ==============   ==============

    The accompanying notes are an integral part of these financial statements

                                                           DOWNSTREAM, INC.
                                                   (A Development Stage Company)
                                                      Statements of Cash Flows
                                                             (Unaudited)
                                                                                                                        From
                                                                                                                    Inception on
                                                For the Three                           For the Six                 November 26,
                                                Months Ended                            Months Ended               1996 Through
                                                  June 30,                                June 30,                    June 30,
                                          1997               1996                 1997                1996              1997
                                     --------------    ----------------    -----------------   -----------------   --------------

CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss                           $       (1,433)   $          -        $          (3,411)  $           -       $     (14,402)

  Adjustments to Reconcile
    Net Income
  (Loss) to Net Cash Used in
    Operating Activities:
  Stock issued for services                   -                   -                    -                    -              7,500
  Depreciation and amortization
    expense                                      75               -                      150                -                156
  Increase (decrease) in
    accounts payable                           (356)              -                     (559)               -               -
                                     --------------    ----------------    -----------------   -----------------   -------------

     Net Cash (Used) Provided
       by Operating Activities               (1,714)              -                   (3,820)               -             (6,746)
                                     --------------    ----------------    -----------------   -----------------   -------------

CASH FLOWS FROM
  INVESTING ACTIVITIES

  Fixed assets purchased                      -                    -                  (1,189)               -             (1,189)
  Organization costs paid                     -                    -                    -                   -               (309)
                                     --------------    ----------------    -----------------   -----------------   -------------

     Net Cash (Used) Provided
       By Investing Activities                -                    -                  (1,189)               -             (1,498)
                                     --------------    ----------------    -----------------   -----------------   -------------

CASH FLOWS FROM
  FINANCING ACTIVITIES

  Stock offering costs                       (8,622)               -                 (10,381)               -            (10,381)
  Common stock issued for cash               51,700                -                  51,700                -             60,700
                                     --------------    ----------------    -----------------   -----------------   -------------

     Net Cash Provided By
       Financing Activities                  43,078                -                  41,319                -             50,319
                                     --------------    ----------------    -----------------   -----------------   -------------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                          41,364                -                  36,310                -             42,075

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                       711                -                   5,765                -               -
                                     --------------    ----------------    -----------------   -----------------   -------------

CASH AND CASH
   EQUIVALENTS AT END
  OF PERIOD                          $       42,075    $           -       $          42,075   $            _      $      42,075
                                     ==============    ===============     =================   =================   =============


    The accompanying notes are an integral part of these financial statements


                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)
                                                                                                                         From
                                                                                                                     Inception on
                                                 For the Three                           For the Six                 November 26,
                                                 Months Ended                            Months Ended               1996 Through
                                                  June 30,                                June 30,                    June 30,
                                          1997               1996                 1997                1996               1997
                                     --------------    ----------------    -----------------   -----------------   --------------

Cash Paid For:

  Interest                           $         -       $           -       $            -      $            -      $            -
  Income taxes                       $         -       $           -       $            -      $            -      $            -

    The accompanying notes are an integral part of these financial statements

                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 1997 and December 31, 1996


NOTE 1 -      ORGANIZATION AND HISTORY

              a.     Organization

              The financial statements presented are those of Downstream, Inc. (a development stage company). The Company was incorporated under the laws of the State of Utah on November 26, 1996. The Company was incorporated to engage in the business of financial consulting. This activity includes, but is not limited to, assisting their clients in assessing their client's current financial condition as well as the client's future financial needs. The Company is currently a development stage company as operations have not commenced.

              b.     Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

              c.     Cash and Cash Equivalents

              Cash  equivalents include short-term,  highly  liquid  investments
              with   maturities  of  three  months  or  less  at  the  time   of
              acquisition.

              d.     Net Loss Per Share

              The computations of net   loss   per   share   of   common   stock
              are based on the weighted average number of shares outstanding during the period of the financial statements.

              e.     Provision for Taxes

              At June 30,1997, the Company had net operating loss carry forwards of approximately $14,402 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

              f.     Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 1997 and December 31, 1996

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has begun offering its services to potential clients with the expectation that revenues will cover future costs.

NOTE 3 -      STOCK TRANSACTIONS

              On December 10, 1996, the Company issued 1,500,000 shares of common stock for services rendered by a related party. The shares were valued at $0.005 per share.

              On December 10, 1996, the Company issued 1,800,000 shares of stock for cash at $0.005 per share.

NOTE 4 -      ORGANIZATION COSTS

              The Company is amortizing the non-recurring costs  of   organizing
              the Company over a five year period. Amortization expense for the six months ended June 30, 1997 was $31.

NOTE 5 -      PUBLIC OFFERING

              The Company completed a public offering of 1,034,000 shares of its previously unissued common stock to the public at $0.05 per share. The Company received gross proceeds in the amount of $51,700 as a result of the public offering.

NOTE 6 -      COMMITMENTS

              Rent - the Company has agreed to pay its President $300 per month for the use of his home as its office until the completion of the public stock offering.

              Officer compensation - the Company has agreed to pay its President a salary of $2,000 per month. In addition to the salaries the Company has agreed to pay its President and the other officers a commission of up to 20% of revenues generated by their efforts.

NOTE 7 -      FIXED ASSETS

              The Company purchased office equipment for the operations of its business. The Company has capitalized these assets and is depreciating them over a five year period using the straight line method. Depreciation expense for the six months ended June 30, 1997 was $119.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a)      There are no exhibits included with this report.

         (b) The Company has filed no reports on Form 8-K during the quarter ended June 30, 1997.










                      (This Space Intentionally Left Blank)

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DOWNSTREAM INCORPORATED-DSI
                                  (Registrant)



Date:  August 13, 1997                      By:   /s/ Barry A. Ellsworth
                                                 -----------------------
                                                  Barry A. Ellsworth
                                                  President