Form 10QSB
period 1997-09-30
DOWNSTREAM INC \DSI\
filed 1997-10-27
CIK 1033504

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended 9/30/97       Commission file number 333-6440

                           DOWNSTREAM INCORPORATED-DSI
        (Exact name of small business issuer as specified in its charter)


                 Utah                                     87-0567618
   (State or other jurisdiction of              (IRS Employer Identification
    incorporation or organization)                        Number)

          2046 E Murray Holladay Rd.
                  Suite 202
             Salt Lake City, Utah                        84117
        Address of principal executive                 (Zip Code)
                   offices)

          Issuer's telephone number, including area code (801) 272-5174

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes   X           No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            As of October 25, 1997, the issuer had outstanding 4,334,000 shares of its Common Stock, $0.001 par value.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

            The unaudited balance sheet of Downstream Incorporated-DSI (the "Company") as of September 30, 1997 and the related audited balance sheet of the Company as of December 31, 1996, the unaudited related statements of operations and cash flows for the three and nine month periods ended September 30, 1997, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Results of Operations.

            During the three months ended September 30, 1997, the Company experienced a net loss in the amount of $11,315. The Company's net loss for the nine months ended September 30, 1997 was $14,726. Loss per share was approximately $0.003 for the three months ended September 30, 1997, and approximately $0.004 for the nine months ended September 30, 1997.

            The Company's losses during the three and nine month periods ended September 30, 1997 are attributed to incurring general and administrative expenses during the time period in which the Company was seeking to complete its initial public offering, and commence operations by locating and beginning to work with its initial clients.

            The Company had revenues of $240 from interest on a money market account during the three and nine month time periods ended September 30, 1997. The Company had no other revenues during this time period. However, the Company has developed a relationship with a large, national food and drug company, and entered into contracts with that company, that the Company believes will create significant revenues for at least the next two quarters. Other such clients are being pursued.

            General and administrative expenses for the three months ended September 30, 1997, were $11,473. General and administrative expenses for the nine months ended September 30, 1997 were $14,734.

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

   Balance Sheet Information

            Assets

            As of September 30, 1997, the Company reported total assets of $28,635, up $22,567, from the $6,068, reported as of December 31, 1996.

            Current assets as of September 30, 1997 were $27,205, up $21,440, from the $5,765 reported as of December 31, 1996. Fixed assets were $1,173 as of September 30, 1997, up $1,173, from the $0.00 of fixed assets reported as of December 31, 1996.

            Other assets were $257 as of September 30, 1997, down $46 from the $303 reported as of December 31, 1996. The change in total assets reflects primarily an infusion of cash received as net offering proceeds from the Company's initial public offering, less general and administrative costs incurred during the quarter.

            The  change  in  current  assets  during   the  three  months  ended
   September 30, 1997,  reflects an increase in cash of $21,260.

            Other assets represent organizational costs net of amortization.

            Liabilities

            The Company had liabilities of $2,639 as of September 30, 1997, an increase of $2,080 from the $559 reported as of December 31, 1996.

   Liquidity and Capital Resources - September 30, 1997

            The Company received an infusion of a significant amount of capital from the Company's initial public offering in the three months ended
   September 30, 1997. This has provided the Company with the ability to actively pursue its business purpose of general business and financial consulting, and as previously stated, contracts have been entered into that should produce significant revenues for the Company for at least the next 6 months.

            The Company's most significant cash needs in 1997 will include payment of general and administrative expenses, marketing expenses to expand the Company's client base, and other expenses relating to the Company's consulting business.

            The Company may choose to seek in the future to expand its resources to take advantage of other opportunities as they may develop. No assurance can be given that the Company's resources will be adequate to take advantage of any such opportunity, or that such opportunities will ever materialize.




                      (This Space Intentionally Left Blank)

                           PART II - OTHER INFORMATION



   Use of Proceeds from the Sale of Securities.

            Effective September 2, 1997 the SEC rescinded the use of Form SR stating that the forms were "no longer necessary or appropriate", but that the use of proceeds was "to be reported in each periodic report thereafter until the registrant has disclosed the use of all of the proceeds".

            For the period ending July 28, 1997 a Form SR was filed by the Company in which it reported that after deducting the expenses of its underwriting the Company was left with net offering proceeds of $40,516.00. Other expenses of approximately $5,450.00 were then reported in that filing. Since that time, and for the period ending September 30, 1997, the Company has spent net proceeds from the offering as follows:

                    Rent:                                  600.00
                    Legal:                                  74.00
                    Accounting:                            132.00
                    Salaries:                            4,000.00
                    Misc. G&A:                           2,423.00
                    Travel expenses:                     1,667.00
                    Expenses incurred in
                    search for new clients:                968.00

            The aforementioned uses of proceeds do not represent a material change in the use of proceeds described in the prospectus.

   Item 6.  Exhibits and Reports on Form 8-K.

            (a)      There are no exhibits included with this report.

            (b) The Company has filed no reports on Form 8-K during the quarter ended September 30, 1997.




                      (This Space Intentionally Left Blank)

Appendix "A"

                                DOWNSTREAM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    September 30, 1997 and December 31, 1996

                                 C O N T E N T S


Independent Auditors' Report ..........................................  3

Balance Sheets ........................................................  4

Statements of Operations ..............................................  5

Statements of Stockholders' Equity ....................................  6

Statements of Cash Flows ..............................................  7

Notes to the Financial Statements .....................................  9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Downstream, Inc.
(A Development Stage Company)
Salt Lake City, Utah

The accompanying balance sheet of Downstream, Inc. (a development stage company) as of September 30, 1997 and the related statements of operations, stockholders' equity and cash flows for the three months and nine months ended September 30, 1997 and 1996 and from inception on November 26, 1996 through September 30, 1997 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1996 was audited by us and we expressed an unqualified opinion on it in our report dated August 7, 1997.

/s/ Jones, Jensen & Company

Jones, Jensen & Company
October 16, 1997




                                                 DOWNSTREAM, INC.
                                           (A Development Stage Company)
                                                  Balance Sheets

                                                      ASSETS


                                                                          September 30,         December 31,
                                                                                1997                1996
                                                                             (Unaudited)
CURRENT ASSETS

  Cash                                                                  $          27,205    $            5,765
                                                                        -----------------    ------------------

     Total Current Assets                                                          27,205                 5,765
                                                                        -----------------    ------------------

 FIXED ASSETS, net (Note 7)                                                         1,173                  -
                                                                        -----------------    ------------------

OTHER ASSETS

  Organizational cost, net (Note 4)                                                   257                   303
                                                                        -----------------    ------------------

     Total Other Assets                                                               257                   303
                                                                        -----------------    ------------------

     TOTAL ASSETS                                                       $          28,635    $            6,068
                                                                        =================    ==================


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                      $           2,639    $              559
                                                                        -----------------    ------------------

     Total Current Liabilities                                                      2,639                   559
                                                                        -----------------    ------------------

     TOTAL LIABILITIES                                                              2,639                   559
                                                                        -----------------    ------------------

STOCKHOLDERS' EQUITY

  Preferred stock: 50,000,000 shares
   authorized of $0.001 par value, -0-
   shares issued and outstanding                                                    -                    -
  Common stock: 100,000,000 shares authorized of
   $0.001 par value, 4,334,000 and 3,300,000
   shares issued and outstanding, respectively                                      4,334                 3,300
  Additional paid-in capital                                                       47,379                13,200
  Deficit accumulated during the development stage                                (25,717)              (10,991)
                                                                        -----------------    ------------------

     Total Stockholders' Equity                                                    25,996                 5,509
                                                                        -----------------    ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $          28,635    $            6,068
                                                                        =================    ==================

    The accompanying notes are an integral part of these financial statements




                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                    From
                                                                                                                 Inception on
                                             For the Three                          For the Nine                 November 26,
                                             Months Ended                           Months Ended                 1996 Through
                                             September 30,                          September 30,                September 30,
                                       1997               1996                1997                1996                1997
                                 ---------------    ----------------    ----------------    ----------------    ----------------

REVENUES                         $          240     $          -        $            240    $          -        $            240
                                 --------------     ----------------    ----------------    ----------------    ----------------

EXPENSES

   General and administrative             11,473               -                  14,734               -                  25,705
   Depreciation and
     amoritization                            82               -                     232               -                     252
                                 ---------------    ----------------    ----------------    ----------------    ----------------

       Total Expenses                     11,555               -                  14,966               -                  25,957
                                 ---------------    ----------------    ----------------    ----------------    ----------------

NET LOSS                         $       (11,315)   $           -       $        (14,726)   $           -       $        (25,717)
                                 ===============    ================    ================    ================    ================

NET LOSS PER SHARE               $        (0.003)   $          (0.00)   $         (0.004)   $          (0.00)
                                 ===============    ================    ================    ================

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                          4,334,000                -              3,493,165                -
                                 ===============    ================    ================    ================

    The accompanying notes are an integral part of these financial statements




                                                  DOWNSTREAM, INC.
                                            (A Development Stage Company)
                                         Statements of Stockholders' Equity
                                                     (Unaudited)
                                                                                                     Deficit
                                                                                                    Accumulated
                                                                                    Additional      During the
                                                         Common Stock                Paid-in        Development
                                                  Shares              Amount         Capital           Stage
                                                  ------              ------         -------           -----
Balance, November 26, 1996                     $       -        $       -        $       -        $       -

Common stock issued for services
 rendered valued at $0.005 per share                1,500,000            1,500            6,000           -

Common stock issued for cash
 valued at $0.005 per share                         1,800,000            1,800            7,200           -

Net loss from inception on
  November 26, 1996 through
  December 31, 1996                                    -                -                -               (10,991)
                                               --------------   --------------   --------------   --------------

Balance, December 31, 1996                          3,300,000            3,300           13,200          (10,991)

Common stock issued for cash
  valued at $ 0.05 per share                        1,034,000            1,034           50,666            -

Stock offering costs                                    -                -              (16,487)           -

Net loss for the nine months
  ended September 30, 1997                              -                -                -              (14,726)
                                               -------------    --------------   --------------   --------------

Balance, September 30, 1997                         4,334,000   $        4,334   $       47,379   $      (25,717)
                                               ==============   ==============   ==============   ==============

    The accompanying notes are an integral part of these financial statements




                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                                                                                                       From
                                                                                                                    Inception on
                                                For the Three                           For the Nine                November 26,
                                                Months Ended                            Months Ended                1996 Through
                                                September 30,                           September 30,               September 30,
                                          1997               1996                 1997                1996               1997
                                     --------------    ----------------    -----------------   -----------------   -------------

CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss                           $      (11,315)   $          -        $         (14,726)  $           -       $     (25,717)

  Adjustments to Reconcile
    Net Income
  (Loss) to Net Cash Used in
    Operating Activities:
  Stock issued for services                   -                   -                    -                    -              7,500
  Depreciation and amortization
    expense                                      82               -                      232                -                238
  Increase (decrease) in
    accounts payable                          2,639               -                    2,080                -              2,639
                                     --------------    ----------------    -----------------   -----------------   -------------

     Net Cash (Used) Provided
       by Operating Activities               (8,594)              -                  (12,414)               -            (15,340)
                                     --------------    ----------------    -----------------   -----------------   -------------

CASH FLOWS FROM
  INVESTING ACTIVITIES

  Fixed assets purchased                       (170)               -                  (1,359)               -             (1,359)
  Organization costs paid                     -                    -                    -                   -               (309)
                                     --------------    ----------------    -----------------   -----------------   -------------

     Net Cash (Used) Provided
       By Investing Activities                 (170)               -                  (1,359)               -             (1,668)
                                     --------------    ----------------    -----------------   -----------------   -------------

CASH FLOWS FROM
  FINANCING ACTIVITIES

  Stock offering costs                       (6,106)               -                 (16,487)               -            (16,487)
  Common stock issued for cash                 -                   -                  51,700                -             60,700
                                     ----------------------------------    -----------------   -----------------   -------------

     Net Cash Provided By
       Financing Activities                  (6,106)               -                  35,213                -             44,213
                                     --------------    ----------------    -----------------   -----------------   -------------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                         (14,870)               -                  21,440                -             27,205

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                    42,075                -                   5,765                -               -
                                     --------------    ----------------    -----------------   -----------------   -------------

CASH AND CASH
  EQUIVALENTS AT END
  OF PERIOD                          $       27,205    $           -       $          27,205   $            -      $      27,205
                                     ==============    ===============     =================   =================   =============


    The accompanying notes are an integral part of these financial statements




                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)
                                                                                                                      From
                                                                                                                   Inception on
                                              For the Three                           For the Nine                 November 26,
                                              Months Ended                            Months Ended                 1996 Through
                                              September  30,                          September  30,               September  30,
                                     ---------------------------------------------------------------------------   --------------
                                          1997               1996                 1997                1996               1997
                                     --------------    ----------------    -----------------   -----------------   --------------
Cash Paid For:

  Interest                           $       -         $         -         $          -        $          -        $          -
  Income taxes                       $       -         $         -         $          -        $          -        $          -

    The accompanying notes are an integral part of these financial statements

                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 1997 and December 31, 1996


NOTE 1 -      ORGANIZATION AND HISTORY

              a.     Organization

              The financial statements presented are those of Downstream, Inc. (a development stage company). The Company was incorporated under the laws of the State of Utah on November 26, 1996. The Company was incorporated to engage in the business of financial consulting. This activity includes, but is not limited to, assisting clients in assessing the client's current financial condition as well as the client's future financial needs. The Company is currently a development stage company.

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

              e.     Provision for Taxes

              At September 30,1997, the Company had net operating loss carry forwards of approximately $23,078 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 1997 and December 31, 1996

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

NOTE 4 -      ORGANIZATION COSTS

              The Company is amortizing the non-recurring costs of organizing the Company over a five year period. Amortization expense for the nine months ended September 30, 1997 was $52.

NOTE 5 -      PUBLIC OFFERING

              The Company completed a public offering of 1,034,000 shares of its previously unissued common stock to the public at $0.05 per share. The Company received gross proceeds in the amount of $51,700 as a result of the public offering.

NOTE 6 -      COMMITMENTS

              Rent - the Company presently pays $300.00 per month office rent to Intermountain Mortgage. Intermountain Mortgage is owned by Mr. Joe Thomas and Mr. Rob Karz. Mr. Thomas is an officer and director of Downstream Inc., and Mr. Karz is a controlling shareholder.

              Officer compensation - the Company has agreed to pay its President a salary of $2,000 per month. In addition to the salaries the Company has agreed to pay its President and the other officers a commission of up to 20% of revenues generated by their efforts.

NOTE 7 -      FIXED ASSETS

              The Company purchased office equipment for the operations of its business. The Company has capitalized these assets and is depreciating them over a five year period using the straight line method. Depreciation expense for the nine months ended September 30, 1997 was $180.

                                                          SIGNATURES

            In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DOWNSTREAM INCORPORATED-DSI
                                                        (Registrant)



   Date: October 25, 1997             By:   /s/ Barry A. Ellsworth
                                           -----------------------
                                            Barry A. Ellsworth
                                            President