Form 10KSB
period 1997-12-31
DOWNSTREAM INC \DSI\
filed 1998-04-01
CIK 1033504

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  Annual Report
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended 12/31/97         Commission file number 333-6440

                          DOWNSTREAM INCORPORATED - DSI
                 (Name of small business issuer in its charter)


                   Utah                                  87-0567618
     (State or other jurisdiction of            (IRS Employer Identification
      incorporation or organization)                         No.)

        2046 E. Murray Holladay Road, Suite 202
                  Salt Lake City, Utah                         84117
        (Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number: (801) 272-5174

         Securities registered under Section 12(b) of the Exchange Act:

                   Common Stock - Par Value: $0.001 Per Share
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year: $12,675.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices ($0.05 per share) on December 31, 1997 was approximately $61,700.

         As of March 23, 1998, the issuer had outstanding approximately 4,334,000 shares of its Common Stock, $0.001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

         Transitional Small Business Disclosure Format (check one):

Yes  [ ]       No  [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.


HISTORY

         The Company was organized under the laws of the State of Utah on November 26, 1996 under the name Downstream Incorporated - DSI. In 1997 the Company conducted a public offering of its common stock which was completed in July 1997, and pursuant to which the Company raised approximately $51,700 in gross offering proceeds. Downstream Incorporated - DSI will sometimes be referred to hereafter as the Company.

         Downstream Incorporated was organized to act primarily as a financial consulting firm. However, the Company is authorized to, and retains the right to, engage in any type of lawful business. On September 3, 1997, a new division of the Company was formed to engage in the business of Security Consulting.

         The address and telephone number of the principal offices of the Company are 2046 E. Murray Holladay Rd. Suite 202, Salt Lake City, Utah 84117, and (801) 272-5174.

BUSINESS - INDUSTRY SEGMENTS

         1. The Company was formed on November 26, 1996 to engage primarily in the business of financial consulting. Such consulting services focus primarily in the area of mergers and acquisitions.

         2. A second division of the Company was formed in September 1997, to act as a security consulting business, when the Company was presented with an opportunity by an individual the Company had approached as a prospective client in its financial consulting business. The security division focuses primarily in the area of commercial security systems. Nearly all of the Company's revenues through December 31, 1997 have been generated from this division.

         The Company believes, as it continues to search for clients in either or both areas, it will locate suitable clients from which revenues can be generated. However, there can be no assurance that such clients will be found by the Company, or that future revenues of any kind will be generated

GENERAL DESCRIPTION OF BUSINESS - FINANCIAL CONSULTING

         The financial consulting division of the Company is engaged primarily in locating clients that are interested in growing their businesses through mergers and acquisitions. After locating such clients, the Company searches for suitable acquisitions for its clients. Once the Company has located a suitable business to be acquired by its clients, the Company assists its clients in negotiating agreements and in completing the acquisitions. Through December 31, 1997, clients have been located. However, no mergers or acquisitions have yet been completed.

GENERAL DESCRIPTION OF BUSINESS - SECURITY CONSULTING

         The Security Consulting Division of the Company seeks out commercial clients that want security systems designed for them and/or installed in their places of business. After locating such clients, the Company then subcontracts with other security companies to have such systems designed and installed. The types of security systems the Company deals with primarily are Burglar Alarm Systems, Fire Detection Systems and Closed Circuit TV Systems.

         In October 1997, the Company entered into and completed its first 2 contracts with its first client - U. S. Satellite, a division of American Stores Company. These contracts were for the installation of Burglar Alarm Systems in 2 Osco Drug Stores, in Helena, Montana. The Company subcontracted with a Montana company specializing in the installation of security systems to have these projects completed. The Montana contracts were the major source of revenues for the Company in the year ended December 31, 1997. Since that time the Company has received 10 more contracts from U. S. Satellite for the installation of similar systems in other Osco Drug Stores in various states. It is anticipated that the newly received contracts will be completed during the first quarter of 1998.

         The Company does not install such systems itself, but rather acts only as a consultant and overseer. The Company subcontracts with qualified contractors in various locations where projects are being completed to have the actual systems installed. Once the Company has received a contract for the installation of such a system, it locates a suitable contractor in the area where the project is to be completed, then contracts with them to have the work done. The Company oversees such projects until they are completed in a manner which is acceptable and satisfactory to its clients.

         The Company does not manufacture or deliver any products, other than its services and expertise as either financial or security consultants. To the present, its only products are of a service nature.

PRICING - FINANCIAL CONSULTING

         The Company works on a fee and/or commission basis with its financial consulting clients. Fees and commissions are negotiated with each client on an individual basis. The Company anticipates that fees will range from 2 to 10 percent of the value of any acquisition completed, depending on the size of the purchase to be made and the agreement reached, or that such fees may be negotiated on an hourly or other fee basis. Such fees are to be paid to the Company once the Company has located a suitable business to be acquired, and the acquisition is successfully completed, or when the services are completed.

PRICING - SECURITY CONSULTING

         Once the Company has located a potential client, the Company bids on specific projects. In submitting bids the Company takes into consideration the general costs of doing business, the wholesale costs of the systems to be installed, the sums it will be charged by its subcontractors for labor, and the margins it wishes to retain as profit. The Company tries to maintain gross margins of at least 50%. However, to be awarded bids, lesser margins are sometimes considered. The Company's bids can be accepted or rejected. If accepted, the Company then proceeds to complete said projects by purchasing the systems to be installed and making agreements with subcontractors to have said systems installed. The Company oversees all such installations.

SALES AND MARKETING; DEPENDENCE ON MAJOR CUSTOMER

         The Company's CEO and President, Barry A. Ellsworth, does the majority of the Company's sales and marketing work. He does this primarily by phone, fax, mail, attendance at various conventions and conferences, and by utilizing the internet. He also maintains numerous professional relationships that refer potential clients to the Company.

         Approximately 97% of the Company's gross revenues in 1997 were derived from one major account, U. S. Satellite, a division of American Stores Company. Loss of this account would have an extremely adverse affect on the Company's business.

         The Company is generally paid for its services thirty days net (payment will be due thirty days from receipt of the invoices for services rendered), 60 days net and in some cases as late as 90 days net. These terms vary from account to account depending on the agreement arrived at between the Company and its clients.

BACKLOG

         Since the Company does not produce or market products, other than its services, it does not experience problems with backlog. The Company does not consider backlog to be an indicator of future performance.

MERCHANDISING AND ADVERTISING

         The Company's ability to promote and market its services is important to the success of the Company. However, at present the only type of merchandising and advertising the Company engages in is through the efforts of the Company's President as he markets the Company's services. The Company believes its ability to establish and maintain favorable relations with its clients is essential to the success of the Company. It is hoped that as, and if, the Company continues to grow, that moneys can be allocated to more effectively market and advertise the Company's services to potential clients.

SEASONALITY

         Neither of the areas of business in which the Company is engaged is sensitive to seasonality. The Company does not anticipate its business will be affected by any seasonal factors or changes.

PRODUCT PROTECTION

         The Company does not produce or manufacture any products, other than its services as financial or security consultants. It does not own any intellectual properties, trademarks, copyrights or patents of any kind.
Therefore, product protection is not something the Company believes will influence its future success or failure.

GOING CONCERN OPINION

         The Company's independent accountant has issued a "going concern" opinion in which the independent accountant stated "the Company is a development stage company with no significant operating results to date which raises substantial doubt about its ability to continue as a going concern."

         The Company presently has no financing arrangements with any persons or institutions. Nor is the Company indebted to any person or institution for any amount. However, the Company's financial resources are limited at this time. The Company's only foreseeable sources of revenue are 10 contracts it has been awarded by U. S. Satellite. These contracts require the Company to have burglar alarm systems and CCTV systems installed in 10 different Osco Drug Stores in various states throughout the U.S. The Company anticipates fulfilling these contracts during the first quarter of 1998. It is believed that the revenues to be received from these contracts will be sufficient to allow the Company to continue as a going concern for a period of approximately 9 to 12 months. After this time, the Company's future success will depend on continued sales, the Company's ability to secure financing of some kind, or to produce sufficient revenues from other sources to allow the Company to continue its operations.

FACILITIES; RELATED PARTY TRANSACTION

         The Company presently owns no facilities. It rents office space, located at 2046 E. Murray Holladay Road, Suite 202, Salt Lake City, Utah, from Intermountain Mortgage, for the sum of $300. per month. This is not an arm's length transaction. Intermountain Mortgage is owned by Joe Thomas who is an officer and director of the Company and Rob Karz who owns a significant amount of stock in the Company. The sum of $300. per month is considered a favorable rate for the Company when compared to other available office space in the surrounding area. The Company's President also maintains an office of the Company at his private residence, for which no rent is charged.

EMPLOYEES

         The Company presently has 1 full-time employee, Barry A. Ellsworth, the Company's CEO and President. None of the Company's employees are represented by a union or a collective bargaining agreement, and the Company believes its employee relations are excellent.

COMPETITION

         There are many large companies, as well as small companies and individuals, engaged in the businesses of financial consulting and security consulting. The Company faces significant competition in both areas from such companies and individuals. Many of the Company's competitors have much greater financial and human resources than the Company. Competition is intense and there are many intangibles, including pricing, locating clients, locating suitable acquisitions, and bringing those acquisitions to fruition. It is difficult to predict whether the Company will be successful at its business in the future.

         Many of the Company's competitors also have much greater resources to market and merchandise their services. There can be no assurance given that the Company will be able to overcome the many obstacles it faces and to continue as a going concern. However, it is the belief of management that it will be able to continue as a business and continue to grow the Company and its businesses.

RISK FACTORS

         The Company considers the following matters to be risks which could have a material adverse effect on the financial condition and operations of the
Company:

         Financing Source Needed; Current Financing Limited The Company's available resources are extremely limited. The Company's only foreseeable sources of revenue are 10 contracts it has been awarded by U. S. Satellite. These contracts are for the Company to arrange to have burglar alarm systems and CCTV systems installed in 10 different Osco Drug Stores in various states throughout the country. The Company anticipates fulfilling these contracts during the first quarter of 1998. It is believed the revenues to be received from these contracts will be sufficient to allow the Company to continue as a going concern for a period of approximately 9 to 12 months. However, to continue as a going concern after that time it will be essential for the Company to generate additional sales, or secure either debt or equity financing from some source. The Company presently has no commitments from any lender to provide credit financing to the Company. No assurance can be given that the Company will be able to obtain any debt or equity financing to permit expansion or continued operations.

         Competition. The Company is engaged in highly competitive businesses and competes directly with many companies which have substantially greater financial resources, experience and more substantial marketing organizations than the Company. The Company's ability to compete will depend on its ability to obtain clients and secure contracts in both areas of business. On the financial consulting side of the business, the Company also must locate suitable acquisitions for its clients after obtaining clients. The competition to do this is intense.

         Current Trends in the Economy. The Company's profitability and sales are primarily dependent on the strength of the U.S. economy. To the extent that weaknesses in the U. S. economy occur, sales of the Company's services, may be adversely impacted. If weakness in the economy were to occur, the Company cannot predict if, and, if so, to what extent, or for what period, such a trend will adversely impact sales of its services.

         Earnings Fluctuations. Because the services provided by the Company often take a significant amount of time to complete, due to the personal relationships that must be fostered to gain the trust of clients, especially in the area of financial consulting, the Company expects that it will experience frequent and perhaps large fluctuations in both revenues and operating results.

         Dependence on Management and Key Personnel; No Key Man Insurance; No Director's and Officer's Insurance. Although Joe Thomas and Jim Slater, who are both officers and directors of the Company, participate in the management decisions affecting the Company, the Company's day to day operations are primarily dependent on the efforts of Mr. Barry A. Ellsworth, the Company's CEO and President. The Company's success will be dependent on the ability of the Company's President to locate clients in both areas of the Company's businesses. This will include locating suitable acquisitions for the Company's financial consulting clients and to assist those clients in completing such acquisitions. His efforts will also be required to secure contracts for the installation of security systems for the security division of the Company. To accomplish the goals of the Company the officers and directors must also secure either debt or equity financing to finance the Company's operations and to market its services. This must be done with terms that are favorable to the Company.

         The Company has no written employment agreement with any of its officers. The Company presently has no key man insurance or director's and officer's liability insurance.

         Control by Current Management. Current directors of the Company collectively own approximately 48.5% of the Company's outstanding Common Stock. By virtue of their share holdings, as well as their position as directors and officers of the Company, they have a significant influence over the power to elect the entire Board of Directors and to approve or disapprove of corporate action submitted to a vote of the Company's stockholders.

         Shares Eligible for Future Sale. Of the 4,334,000 shares of Common Stock outstanding, approximately 23.85% are unrestricted and can be sold at any time and approximately 76.15% are "restricted" shares within the meaning of Rule 144 under the Securities Act of 1933 (the "Securities Act" or "Act"). Of the restricted shares, approximately 3,100,000 are beneficially owned by directors or executive officers or other affiliates of the Company. Generally, under Rule 144, a person who has held restricted shares for one year may sell such shares, subject to certain volume limitations and other restrictions, without registering them under the Act. Rule 144 generally also permits sales of shares, without any volume limitations, by a person who is not an "affiliate" of the Company and who has held restricted shares for at least two years.

         Sales of shares of the Company's Common Stock may have an adverse affect on the market price of the Common Stock. Sales of such securities could also adversely affect the Company's ability to raise additional capital in the equities market in the future.

OTHER OPPORTUNITIES

         The Company continues to conduct evaluations of business opportunities in other areas of industry, and continues to explore the possibilities of obtaining funding for such opportunities. Most of this activity is conducted by the Company's CEO and President Barry A. Ellsworth. However, no agreements have been reached with any person for the commencement of any such activities. No assurance can be given as to when or whether any such opportunities may become available to the Company, or as to the nature of any such opportunities.



ITEM 2.  DESCRIPTION OF PROPERTY.


         The Company does not own any facilities at this time. It currently rents office space from Intermountain Mortgage for a sum of $300 per month on a month to month basis. The office space consists of one private office occupied by the Company's president, and the shared use of a computer, photocopy machine, fax machine and reception services. The agreement concerning this rental arrangement is verbal. Intermountain Mortgage is owned by Mr. Joe Thomas, an officer and director of the Company, and Mr. Rob Karz, a shareholder of a significant amount of common stock of the Company.

         The Company has purchased and owns a small amount of office equipment to run the day to day operations of the Company.

         The Company's CEO and President, Mr. Barry Ellsworth, also maintains an office of the Company at his private residence, for which the Company pays no rent.



ITEM 3.  LEGAL PROCEEDINGS.


         The Company is not a party to any material pending legal proceedings. The Company's property is not subject to any material pending legal proceedings. To the best of the Company's knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceedings against the Company. To the best of the Company's knowledge, no director, officer, affiliate of the Company or any owner of record or beneficially of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any material legal proceeding.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         There were no meetings of the Company's shareholders held during the fourth quarter of the year ended December 31, 1997. No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1997.



                      (This Space Intentionally Left Blank)

                                     PART II



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


MARKET INFORMATION

         The Company's initial public offering was completed in July 1997. However, the Company's common stock did not trade in any recognized public market until December 24, 1997. From December 24, 1997 through December 31, 1997 the Company's Common Stock traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") Bulletin Board, under the symbol "DWNS." The following table sets forth, for the respective periods indicated, the prices of the Company's Common Stock in the over-the-counter market, based on inter-dealer bid prices, without retail markup, markdown, commissions, or adjustments (which may not necessarily represent actual transactions). The quotations have been provided by market makers of the Company's Common Stock and/or the National Quotation Bureau.

                 Quarter Ended                 High Bid         Low Bid
                 -------------                 --------         -------
                 December  31, 1997            $0.05             $0.05


NO. OF STOCKHOLDERS OF RECORD

         As of December 31, 1997, there were approximately 42 holders of record of the Company's Common Stock. The Company believes that a few beneficial owners of its Common Stock hold their shares in street name.

DIVIDEND INFORMATION

         The Company has not paid any dividends in the past. The Company currently intends to retain all earnings to finance the development and expansion of its operations and does not anticipate paying cash dividends or making any other distributions on its shares of Common Stock in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including the Company's results of operations, financial condition, business opportunities and capital requirements.

     Under Utah state corporate law, no dividends may be paid if, after giving effect to the dividends: (a) the Company would not be able to pay its debts as they become due in the usual course of business; or (b) except as otherwise specifically allowed by the Company's Articles of Incorporation, the Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the dividend.

RECENT SALES OF UNREGISTERED SECURITIES

         During the year ended December 31, 1997, the only equity securities of the Company sold by the Company that were not registered under the Securities Act of 1933 (other than any unregistered sales made in reliance on Regulation S) are described as follows: None.

INITIAL PUBLIC OFFERING

         On April 28, 1997, the Company's registration statement on Form SB-2 was declared effective (Registration No. 333-6440). The offering then promptly commenced, and was terminated in July 1997 after the sale of 1,034,000 shares of the Company's common stock (before the sale of all 4,000,000 shares of common stock offered), for which the Company received $51,700 in gross offering proceeds. The offering was sold by the Company's president who received no commissions or other offering compensation for is sale efforts. All shares sold in the offering were sold by the Company. There were no selling shareholders involved.

         For the period ending July 28, 1997 a Form SR was filed by the Company in which it reported that after deducting the expenses of the underwriting, the Company was left with net offering proceeds of approximately $40,516.00. Other expenses of approximately $5,450.00 were then reported in the filing. For the three month period ending September 30, 1997, the Company reported other net proceeds uses of approximately $9,864 that were reported in the Company's Form 10-QSB covering that period. Since that time, and for the three month period ending December 31, 1997, the Company has spent net proceeds from the offering approximately as follows:

                  Rent:                     $    900.00(1)
                  Legal:                       1,431.00
                  Accounting:                  1,381.00
                  Salaries:                    6,000.00(1)
                  Misc. G&A:                   2,050.00
                  Travel Expenses:                 0.00
                  Search for new clients:        114.00
                                              ---------

                  Total:                    $ 11,876.00

(1) These amounts were paid to officers, directors or other affiliates of the Company.

         The aforementioned uses of proceeds do not represent a material change in the use of proceeds described in the prospectus.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


GENERAL

         The Company was formed on November 26, 1996 to engage primarily in the business of financial consulting. Its corporate charter authorizes it to seek out and assist clients in evaluating their current financial condition and future financial needs, and to assist such clients in furthering their business plans and goals. The Company has a very limited operating history. Much of the Company's time and efforts over the past year were devoted to completing an offering of its Common Stock to fund the operations of the Company.

PLAN OF OPERATION

         The Company's plan of operations for the next twelve months is to focus on the following:

         1. Complete the existing contracts with U.S. Satellite to arrange for the installation of certain security systems in Osco Drug Stores.

         2.  Increase  the  Company's   clientele  in  the  security  consulting
business, and attempt to obtain additional contracts from U.S. Satellite and any future clients.

         3. Increase the Company's financial consulting clientele, and begin to provide financial consulting services to clients.

         The Company should be able to continue as a going concern for the first 9 to 12 months of 1998 based solely on the existing contracts with U.S. Satellite which the Company intends to complete during the first quarter of 1998. Thereafter, the Company will need to generate revenues from additional security contracts which the Company will seek to obtain or from providing financial consulting services. Otherwise, the Company would need to seek capital through loans or through the issuance of debt or equity securities to continue as a going concern. The Company has no present plans to seek loans or raise capital through the sale of its securities. No assurance can be given that the Company will be able to obtain any loans or raise capital through securities issuances if it seeks to do so.

         The Company does not expect: (a) to engage in any research and development of any kind during 1998; (b) to purchase or sell any plant or significant equipment during 1998; or (c) any significant changes in the number of employees during 1998.

RESULTS OF OPERATIONS

         For the year ended December 31, 1997, the Company experienced a net loss of approximately $25,446 compared to a net loss of $10,991 in 1996. Management attributes the 1997 loss, as well as the increased loss compared to 1996, to costs associated with the Company's initial public offering of its Common Stock, and increased operating costs due primarily to the fact that the Company was in business for an entire year during 1997 in contrast to approximately only one month in 1996. This resulted in increased operating expenses in 1997.

         Revenues

         The Company generated its first revenues during the months of October and November of 1997. These revenues were the result of contracts awarded to the Security Division of the Company by U. S. Satellite, a division of American Stores Company, to have burglar alarm systems installed in 2 Osco Drug Stores in Helena, Montana. These were the only revenues generated by the Company during the year ended December 31, 1997, other than interest income on funds received from the sale of stock which were invested in a money market account. The Security Division of the Company was formed on September 3, 1997 at a meeting of the Board of Directors after the Company's President had been presented with an opportunity to have security systems installed for U. S.
Satellite, a Division of American Stores Company.

         The Company was awarded 10 more contracts by U. S. Satellite in December 1997. These contracts require the Company arrange to have burglar alarm systems and CCTV systems installed in 10 new Osco Drug Stores in various states throughout the U.S. It is anticipated by the Company that these contracts will be completed during the first quarter of 1998.

         General and administrative costs of $37,820, were offset by revenues of $12,675, in 1997, in contrast with general and administrative costs of $10,985, with no revenues to offset those costs in 1996. General and administrative costs consisted of costs associated with the Company's initial public offering, the salary paid to the Company's President, rent and general office expenses, expenses associated with locating new clients, and travel expenses. These were the major portions of general and administrative expenses incurred during the year ended December 31, 1997.

         Expenses

         General and administrative expenses of $37,820 in 1997, increased $26,835 from the $10,985 of general and administrative expenses incurred during the period from inception on November 26, 1996 until December 31, 1996. This is due primarily to the salary being paid to the Company's President and the fact that the Company was conducting business for a longer period of time during 1997. General and administrative costs consisted of costs associated with the Company's initial public offering, the salary paid to the Company's President, rent and general office expenses, expenses associated with locating new clients, and travel expenses.

         Cash and Cash Equivalents

         During 1997, the Company's cash position increased as the Company's cash amounts were increased to $16,706 from moneys received from the Company's sale of its Common Stock to the public, and revenues generated, less costs of the offering and general and administrative costs, as compared to cash of $5,765 at years end in 1996.

GOING CONCERN OPINION

         The Company's independent accountant has issued a "going concern" opinion in which the independent accountant stated "the Company is a development stage company with no significant operating results to date which raises substantial doubt about its ability to continue as a going concern."

         The Company presently has no financing arrangements with any persons or institutions. Nor is the Company indebted to any person or institution for any amount. However, the Company's financial resources are limited at this time. The Company's only foreseeable sources of revenue are 10 contracts it has been awarded by U. S. Satellite. These contracts require the Company to have burglar alarm systems and CCTV systems installed in 10 different Osco Drug Stores in various states throughout the U.S. The Company anticipates fulfilling these contracts during the first quarter of 1998. It is believed that the revenues to be received from these contracts will be sufficient to allow the Company to continue as a going concern for a period of approximately 9 to 12 months. After this time, the Company's future success will depend on continued sales, the Company's ability to secure financing of some kind, or to produce sufficient revenues from other sources to allow the Company to continue its operations.

FORWARD LOOKING STATEMENTS

         This document includes various forward-looking statements with respect to future operations of the Company that are subject to risks and uncertainties. Forward-looking statements include the information concerning expectations of future results of operations and such statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Litigation Reform Act of 1995.



ITEM 7.  FINANCIAL STATEMENTS.


         The financial statements required by this Item No. 7 are attached to this Report as Appendix "A."


ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         None.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


         The table below sets forth the name, age, and position of each director and executive officer of the Company, and all persons nominated or chosen to become such:

--------------------------------------------------------------------------------
                                                                    Year First
                                                                       Became
Name                  Age    Position*                                Director
----                  ---    ---------                                --------
Barry A. Ellsworth     44    President, Chief Executive Officer,       1996
                             Treasurer, Chairman of the Board,
                             Director
James G. Slater        50    Vice President, Director                  1996
Joe D. Thomas          43    Secretary, Director                       1996

================================================================================

* The term of office of each director is one year, or until his successor is elected at the Company's annual shareholders' meeting and is qualified. Each director is subject to removal by the shareholders. The term of office for each officer is for one year, and, until a successor is elected at the annual meeting of the Board of Directors and is qualified. Each officer is subject to removal by the Board of Directors.



BIOGRAPHICAL INFORMATION REGARDING DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below is certain biographical information regarding each of the Company's officers and directors.

         BARRY A. ELLSWORTH assumed his present positions with the Company in November of 1996 when the Company was first organized. Mr. Ellsworth worked as a stock broker for the firms of Dean Witter Reynolds, Wilson-Davis, and Prudential-Bache Securities in the early 1980s. In 1984 he formed the financial consulting firm of Ellsworth & Associates. The firm specialized in mergers and acquisitions. In 1988, Mr. Ellsworth wrote a best-selling book and focused the majority of his time and efforts on writing and speaking, until the fall of 1996. At that time he helped organize Downstream Incorporated - DSI, the Company. He has since acted as the Company's President, CEO, Treasurer, Chairman of the Board and as a director.

         JAMES G. SLATER has acted as the Company's Vice President and as a director since the Company's inception. In the mid and late 1980s, Mr. Slater worked as a consultant for the financial consulting firm of Ellsworth & Associates. From February 1990 to October 1995 he served as Vice President of Theatrical and Ancillary Sales for Imperial Entertainment of Los Angeles, CA. From October 1995 to August 1997 he worked at Full Moon Studios in Los Angeles, CA. as Director of TV Sales. Since February 1, 1998 he has worked as a Sales Representative at 24/7 Media, Inc. in Los Angeles, CA.

         JOE D. THOMAS has served as Secretary and as a director of the Company since its organization in November 1996. From 1983 - 1991 Mr. Thomas was a senior partner in the accounting firm of Jones and Thomas - a Utah accounting firm. Mr. Thomas supervised, reviewed and performed all aspects of the audit engagements of the firm's clientele - which included over fifty public and private companies - ranging in size from less than $10 million to $100 million in gross assets. For the past 6 years Mr. Thomas has acted as Vice President and co-founder of Intermountain Mortgage, a Park City, Utah, based, multi-office mortgage company whose loan production has exceeded $400,000,000 in the last six years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 does not presently apply to the Company's officers and directors, or persons who own more than 10% of the Company's Common Stock.


ITEM 10.  EXECUTIVE COMPENSATION


         The only officer or director of the Company that currently receives a salary is the Company's President and CEO, Barry A. Ellsworth. The Company pays Mr. Ellsworth a yearly salary of $24,000, plus, up to a 20% bonus on any and all revenues generated by the Company as a result of Mr. Ellsworth's efforts. No officers or directors of the Company have been paid sums of $100,000 or more since the Company's inception.

                           Annual Compensation                          Long-term Compensation
                           -------------------------------------------  --------------------------------
                                                                                       Securities
                                                                        Restricted     Underlying
                                                    Other Annual        Stock Awards   Options /       All Other
                      Year Salary        Bonus      Compensation                       SARs(#)         Compensation
----------------------------------------------------------------------------------------------------------------------
Barry A. Ellsworth    1997    $12,000      $2,535           0                  -              -                0
                      1996    $ 2,500      $    0           0                  -              -          $7,500(1)
----------------------------------------------------------------------------------------------------------------------

         (1) Mr. Ellsworth received 1,500,000 shares of the Company's common stock in 1996 for his efforts in organizing and founding the Company, which at that time was valued at $7,500.

STOCK OPTIONS

         The Company currently has no Stock Option Plans of any kind with any of its officers or directors, or with anyone else. No options have been granted to any officer, director or principal stockholder of the Company.


COMPENSATION OF DIRECTORS

         Directors of the Company are not compensated for serving on the board of directors or on committees. All persons currently serving as directors of the Company also serve as officers and/or employees of the Company. Mr. Ellsworth receives compensation as an employee, but he receives no separate compensation for the services he provides to the Company as a director, nor do any of the other officers of the Company. They receive no additional compensation for any committee participation or special assignments. The Company presently has no committees.

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
ARRANGEMENTS

         There currently are no written employment contracts between the Company and a Named Executive Officer. The employment of each Named Executive Officer is on an "at will" basis. The Company has however agreed to pay Mr. Ellsworth, the Company's President, a salary of $24,000, for his services in running the day to day operations of the Company. He, as well as any other officer and/or director, is allowed to receive a bonus of up to 20% on any and all revenues generated by the Company as a direct result of his or their efforts.

         There currently are no compensatory plans or arrangements including payments to be received from the Company, with respect to a Named Executive Officer, which plan or arrangement results or will result from the resignation, retirement or any other termination of such Named Executive Officer's employment with the Company or from a change-in-control of the Company or a change in the Named Executive Officer's responsibilities following a change in control.

RETIREMENT AND REIMBURSEMENT PLANS

         The Company has no retirement, pension, profit sharing or medical reimbursement plans covering its officers and directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         As of March 23, 1998, there were outstanding 4,334,000 shares of the Company's Common Stock, $0.001 par value per share. The following table sets forth the names, addresses and stock ownership of all persons known to the Board of Directors of the Company who own, of record or beneficially, five per cent (5%) or more the Company's outstanding Common Stock, together with the stock ownership of the Company's directors individually, and all officers and directors as a group, as of March 23, 1998.


       -------------------------------------------------------------------------------------------------------
       Name and Address of                             Amount and Nature of                   Percent of
       Beneficial Owner                                Beneficial Ownership(1)                Class
       ----------------                                -----------------------                -----
       5% Beneficial Owners:
       Barry A. Ellsworth                               1,500,000                             34.6%
       2046 E. Murray Holladay Road, Suite 202
       Salt lake City, Utah 84117

       Joe D. Thomas                                      500,000                             11.5%
       2046 E. Murray Holladay Road, Suite 202
       Salt Lake City, Utah 84117

       Rob Karz
       2536 Aspen Springs Drive                           500,000                             11.5%
       Park City, Utah 84060

       CMI, L.L.C. (2)                                                                        11.5%
       406 W. South Jordan Pky.                           500,000
       Suite 500
       South Jordan, Utah 84095

       Directors (3)
       Barry A. Ellsworth                               1,500,000                             34.6%
       2046 E. Murray Holladay Road, Suite 202
       Salt lake City, Utah 84117


       Joe D. Thomas                                      500,000                             11.5%
       2046 E. Murray Holladay Road, Suite 202
       Salt Lake City, Utah 84117

       James G. Slater                                    100,000                              2.3%
       6331 Langdon Ave.
       Van Nuys, CA 91411

       All Officers and Directors                       2,100,000                             48.5%
        as a Group (3 persons)
       -------------------------------------------------------------------------------------------------------

(1) Except as otherwise indicated, all shares represent Common Stock held of record and beneficially.

(2) CMI, L.L.C. is a limited liability company that is engaged in the commercial mortgage business. Its principal owner is Dan E. Christensen. CMI, L.L.C. is not affiliated with the Company or its management other than through CMI, L.L.C.'s stock ownership in the Company.

(3) All common shares held by the Officers, Directors and Principal Shareholders listed above are "restricted or control securities" and as such are subject to limitations on resale. The shares may be sold pursuant to Rule 144 under certain circumstances. There are no contractual arrangements or pledges of the Company's securities, known to the Company, which may at a subsequent date result in a change of control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


RENT

         From September 1997 through the present, the Company has paid $300 per month to Intermountain Mortgage as rent for its office space which consists of one private office of the Company's president, and the shared use of a computer, photocopy machine, fax machine and reception services. The agreement concerning this rental arrangement is verbal. Intermountain Mortgage is owned by Joe D. Thomas, an officer and a director of the Company, and Rob Karz, a major shareholder of the Company. The sum of $300 dollars a month is considered a favorable rate to the Company when compared to the prices of similar office space in the surrounding area.

         From December 1996 through August 1997, the Company paid Mr. Ellsworth a total of $2,700 in rent for the use of an office at Mr. Ellsworth's home. Beginning September 1997, the Company's primary office was moved to 2046 E. Murray-Holladay Road, Suite 202, Salt Lake City, Utah 84107. The Company still maintains a secondary office at Mr. Ellsworth's home for which no rent is presently charged.

ISSUANCE OF STOCK

         Mr. Ellsworth received 1,500,000 shares of the Company's common stock in 1996 for his efforts in organizing and founding the Company. At that time the shares were valued at a total of $7,500.

MANAGEMENT'S OPINION

         Each of the above described transactions when entered into, were, in the opinion of management, as favorable to the Company as could have been obtained from independent third parties.

                                     PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


(1)      Reports on Form 8-K

         Registrant filed no reports on Form 8-K during the quarter ended December 31, 1997.

(2)      Exhibits

                          ANNUAL REPORT ON FORM 10-KSB
                          DOWNSTREAM INCORPORATED - DSI
                                  SEC FILE NO.
                                  EXHIBIT INDEX
Exhibit    Exhibit
Number     Description                                              Location

 3.1       Certificate of Incorporation of Registrant -
           Incorporated by reference from Registrant's
           Registration Statement on Form SB-2                     Incorporated
           as filed on April 28, 1997                              by Reference

 3.2       Bylaws of Registrant - Incorporated by reference
           from Registrant's Registration Statement on Form        Incorporated
           SB-2 as filed on April 28, 1997                         by Reference

 3.3       Amendment of Articles of Incorporation of Downstream
           Incorporated - DSI Incorporated by reference from       Incorporated
           Registrant's Registration Statement on Form SB-2        by Reference
           as filed on April 28, 1997

 3.4       Amendment of Bylaws of Downstream Incorporated -        Incorporated
           DSI - Incorporated by reference from Registrant's       by Reference
           Registration Statement on Form SB-2 as filed on April 28, 1997

10.1       Material Contract with U. S. Satellite to have          Page 19
           burglar alarm systems installed in 2 Osco Drug
           Stores in Helena, Montana.

10.2       Material Contract with U. S. satellite to have          Page 20
           burglar alarm systems and closed circuit TV systems installed in 4 Osco Drug Stores in the Kansas
           City, KS area.

10.3       Material Contract with U. S. satellite to have          Page 21
           burglar alarm systems and closed circuit TV systems installed in 2 Osco Drug Stores in the South Boston, MA area.

10.4       Material Contract with U. S. satellite to have          Page 22
           burglar alarm systems and closed circuit TV systems installed in 2 Osco Drug Stores - one in Des Moines,
           IA, another in Davenport, IA.

10.5       Material Contract with U. S. satellite to have a        Page 23
           burglar alarm system and a closed circuit TV system installed in an Osco Drug Store in South Bend, IN.

10.6       Material Contract with U. S. satellite to have a        Page 24
           burglar alarm system and a closed circuit TV system installed in an Osco Drug Store in Waukesha, WI.

 27.1      Financial Data Schedule                                 Page 25

                                DOWNSTREAM, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           December 31, 1997 and 1996

                                    CONTENTS


Independent Auditors' Report ............................................F-3

Balance Sheet ...........................................................F-4

Statements of Operations ................................................F-5

Statements of Stockholders' Equity ......................................F-6

Statements of Cash Flows ................................................F-7

Notes to the Financial Statements .......................................F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Downstream, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Downstream, Inc. (a development stage company) as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996 and from inception on November 26, 1996 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Downstream, Inc. (a development stage company) as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and from inception on November 26, 1996 through December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating results to date which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jones, Jensen & Company

Jones, Jensen & Company
February 25, 1998

                                DOWNSTREAM, INC.
                         (A Development Stage Company)
                                 Balance Sheet


                                     ASSETS

                                                                 December 31,
                                                                     1997
                                                                     ----
CURRENT ASSETS

     Cash                                                         $     16,706
                                                                  ------------
          Total Current Assets                                          16,706

FIXED ASSETS (Note 7)                                                    1,120

OTHER ASSETS (Note 4)                                                      241
                                                                  ------------
          TOTAL ASSETS                                            $     18,067
                                                                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                             $      -
                                                                  -----------
          Total Current Liabilities                                      -
                                                                  -----------
          TOTAL LIABILITIES                                              -
                                                                  -----------
STOCKHOLDERS' EQUITY

     Preferred stock: 50,000,000 shares
      authorized of $0.001 par value, -0-
      shares issued and outstanding                                      -
     Common stock: 100,000 shares authorized
      of $0.001 par value, 4,334,000 shares
      issued and outstanding                                             4,334
     Additional paid-in capital                                         50,170
     Deficit accumulated during the development stage                  (36,437)
                                                                  ------------
          Total Stockholders' Equity                                    18,067
                                                                  ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $     18,067
                                                                  ============

The accompanying notes are an integral part of these financial statements.

                                DOWNSTREAM, INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                                      From
                                                                    Inception on
                                                                    November 26,
                                      For the Years Ended           1996 through
                                           December 31,             December 31,
                                       1997             1996            1997
                                       ----             ----            ----
REVENUES                          $     12,675        $     -      $     12,675
                                  ------------        -------      ------------

EXPENSES

     General and administrative         37,820           10,985          48,805
     Depreciation and amortization         301                6             307
                                  ------------        ---------     -----------
          Total Expenses                38,121           10,991          49,112
                                  ------------        ---------     -----------
NET LOSS                          $    (25,446)       $ (10,991)    $   (36,437)
                                  ============        =========     ===========

NET LOSS PER SHARE                $      (0.01)       $   (0.00)
                                  ============        =========

WEIGHTED AVERAGE NUMBERS
 OF SHARES OUTSTANDING               3,814,912        1,980,000
                                  ============        =========



   The accompanying notes are an integral part of these financial statements.



                                DOWNSTREAM, INC.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                                                     Deficit
                                                                                   Accumulated
                                                                     Additional      During the
                                              Common Stock             Paid-in      Development
                                         Shares          Amount         Capital         Stage
                                         ------          ------         -------         -----

Balance, November 26, 1996                  -          $     -          $     -      $     -

Common stock issued for services
 rendered valued at $0.005 per share    1,500,000          1,500            6,000          -

Common stock issued for cash
 valued at $0.005 per share             1,800,000          1,800            7,200          -

Net loss from inception on
  November 26, 1996 through
  December 31, 1996                         -                -                -        (10,991)
                                        ---------      ---------      -----------    ---------
Balance, December 31, 1996              3,300,000          3,300           13,200      (10,991)

Common stock issued for cash
 valued at $0.05 per share              1,034,000          1,034           50,666          -

Stock offering costs                        -                -            (13,696)         -

Net loss for the year ended
 December 31, 1997                          -                -                -        (25,446)
                                        ---------      ---------      -----------    ---------
Balance, December 31, 1997              4,334,000    $     4,334     $     50,170    $ (36,437)
                                        =========    ===========     ============    =========


   The accompanying notes are an integral part of these financial statements.


                                DOWNSTREAM, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                                          From
                                                                                      Inception on
                                                                                       November 26,
                                                          For the Years Ended          1996 Through
                                                               December 31,             December 31,
                                                           1997            1996            1996
                                                           ----            ----            ----
CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net loss                                            $     (25,446)     $  (10,991)      $ (36,437)
  Adjustments to Reconcile Net Income
  (Loss) to Net Cash Used in Operating Activities:
  Stock issued for services                                     -             7,500           7,500
  Depreciation and amortization                                 301               6             307
  (Increase) decrease in fixed assets                        (1,359)            -            (1,359)
  Increase (decrease) in accounts payable                      (559)            559             -
                                                       ------------      ----------       ---------

     Net Cash (Used) By Operating Activities                (27,063)         (2,926)        (29,989)
                                                       ------------      ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Organization costs paid                                       -              (309)           (309)
                                                       ------------      ----------       ---------
     Net Cash (Used) By Investing Activities                    -              (309)           (309)
                                                       ------------      ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Stock issuance costs                                      (13,696)            -           (13,696)
  Common stock issued for cash                               51,700           9,000          60,700
                                                       ------------      ----------       ---------
     Net Cash Provided By Financing Activities               38,004           9,000          47,004
                                                       ------------      ----------       ---------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                            10,941           5,765          16,706

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                          5,765             -               -
                                                       ------------      ----------       ---------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                             $     16,706      $    5,765     $    16,706
                                                       ============      ==========     ===========

Cash Paid For:

  Interest                                             $       -        $       -         $     -
  Income taxes                                         $       -        $       -         $     -


   The accompanying notes are an integral part of these financial statements.

                                DOWNSTREAM, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                           December 31, 1997 and 1996

NOTE 1 -     ORGANIZATION AND HISTORY

             a.       Organization

             The financial statements presented are those of Downstream, Inc. (a development stage company). The Company was incorporated under the laws of the State of Utah on November 26, 1996. The Company was incorporated to engage in the business of financial consulting. During 1997, the Company formed a dba named Security Solutions, Inc. to engage in the business of installing security systems.

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

             e.       Provision for Taxes

             At December 31, 1997, the Company had net operating loss carryforwards of approximately $36,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

             g.       Property, Equipment and Depreciation

             Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful life of 5 years. Depreciation expense for December 31, 1997 and 1996 was $239 and $0, respectively.

                                DOWNSTREAM, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                           December 31, 1997 and 1996

NOTE 2 -     GOING CONCERN

             The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has begun its primary operations. Management feels that sales will provide sufficient cash for the operation of the Company.

NOTE 3 -     STOCK TRANSACTIONS

             On December 10, 1996, the Company issued 1,500,000 shares of common stock for services rendered by a related party. The shares were valued at $0.005 per share.

             On December 10, 1996, the Company issued 1,800,000 shares of stock for cash at $0.005 per share.

NOTE 4 -ORGANIZATION COSTS

             The Company is amortizing the non-recurring costs of organizing the Company over a five year period. Amortization expense for December 31, 1997 and 1996 was $62 and $6, respectively.

NOTE 5 -     PUBLIC OFFERING

             The Company has completed an offering of 1,034,000 shares of its previously unissued common stock to the public at $0.05 per share. The Company incurred offering costs of $13,696 which were offset against the proceeds of the offering.

NOTE 6 -     COMMITMENTS

             Officer Compensation - The Company has committed to paying the President $2,000 per month since more than $50,000 was raised in the public offering. In addition to the salaries, the Company has agreed to pay its President and the other officers a commission of up to 20% of revenues generated by their efforts.

NOTE 7 - FIXED ASSETS

             Fixed assets at December 31, 1997 and 1996 consisted of the following:

                                               1997             1996

               Fax Machine                     $     424          $     -
               Televisions                           935                -
                                               ---------          -------
                                                   1,359                -

               Less accumulated depreciation        (239)               -
                                               ---------          -------
               Net fixed assets                $   1,120          $     -
                                               =========          =======

             Depreciation expense for the years ended December 31, 1997 and 1996 was $239 and $0, respectively.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DOWNSTREAM INCORPORATED - DSI



Date:  March 28, 1998                By /s/ Barry A. Ellsworth
                                       ------------------------------------
                                       Barry A. Ellsworth President, Treasurer,
                                       Chief Executive Officer, Principal
                                       Financial Officer, Chairman of the Board
                                       of Directors



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  March 28, 1998                By /s/ Barry A. Ellsworth
                                       ------------------------------------
                                       Barry A. Ellsworth President, Treasurer,
                                       Chief Executive Officer, Principal
                                       Financial Officer, Chairman of the Board
                                       of Directors




Date: March 28, 1998                    /s/ James G. Slater
                                        -------------------
                                        James G. Slater
                                        Vice President, Director



Date: March 28, 1998                    /s/ Joe D. Thomas
                                        -----------------
                                        Joe D. Thomas
                                        Secretary, Principal Accounting Officer,
                                        Director