Form 10QSB
period 1998-03-31
DOWNSTREAM INC \DSI\
filed 1998-05-13
CIK 1033504

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the quarterly period ended             Commission file number 333-6440
                3/31/98

                           DOWNSTREAM INCORPORATED-DSI
        (Exact name of small business issuer as specified in its charter)


                Utah                                    87-0567618
  (State or other jurisdiction of              (IRS Employer Identification
   incorporation or organization)                         Number)

      2046 E Murray Holladay Rd.
              Suite 202                                    84117
         Salt Lake City, Utah                            (Zip Code)
    Address of principal executive
               offices)

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

            As of March 31, 1998, the issuer had outstanding 4,334,000 shares of its Common Stock, $0.001 par value.

                         PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements.

            The unaudited balance sheet of Downstream Incorporated-DSI (the "Company") as of March 31, 1998 and the related audited balance sheet of the Company as of December 31, 1997, the unaudited related statements of operations and cash flows for the three month periods ended March 31, 1998 and March 31, 1997, the unaudited statement of stockholders equity for the period from inception to March 31, 1998, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

            The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company.

            The Company was organized on November 26, 1996, and soon thereafter issued 3,300,000 shares of its common stock to its founders and to other shareholders. The Company commenced a public offering of its common stock on April 28, 1997 pursuant to which it raised $51,700 in gross offering proceeds and issued an additional 1,034,000 shares of its common stock at the public offering price of $0.05 per share. During the third quarter of 1997 the Company commenced operations. In September of 1997 a security division was created to participate in the security industry. The security division has been the major source of revenue for the Company to this point in time.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Results of Operations.

            During the three months ended March 31, 1998, the Company had operating revenues of $103,607, compared to operating revenues of $000.00 for the three month period ended March 31, 1997.

            Costs of sales for the three month period ended March 31, 1998 were $44,417, compared to $000.00 costs of sales for the three month period ended March 31, 1997. The Company incurred general and administrative expenses of $19,168, for the three month period ended March 31, 1998, compared to general and administrative expenses of $1,903, for the period ended March 31, 1997.

             For the period ended March 31, 1998, the Company had a net profit of $40,161, resulting in a net profit per share of apporximately $0.01, compared to a net loss of $1,978, resulting in a net loss per share of approximately $0.00, for the period ended March 31, 1997.

             The financial results for the period ended March 31, 1998 are not comparable to the results for the quarter ended March 31, 1997 because, although the Company had been organized, the Company had not yet commenced operations in 1997. The majority of the Company's time was being spent during the same period in 1997 preparing for a public offering of the Company's common stock.

            The Company's profits during the three month period ended March 31, 1998 were attributed to the security division of the Company which was awarded 10 contracts by U.S. Satellite to install security systems in 10 different Osco Drug Stores across the country. These systems were installed during the first quarter.

            The Company had revenues of $223 from interest on money market accounts during the three month period ended March 31, 1998.

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

   Balance Sheet Information

            Assets

            As of March 31, 1998, the Company reported total assets of $58,228, up $40,161, from the $18,067, reported as of December 31, 1997.

            Current assets as of March 31, 1998 were $56,951, up $40,245, from the $16,706, reported as of December 31, 1997. Fixed assets were $1,051, as of March 31, 1998, down $69, from the $1,120, of fixed assets reported as of December 31, 1997.

            Other assets were $226 as of March 31, 1998, down $15 from the $241, reported as of December 31, 1997.

            The change in total assets reflects primarily an increase of cash received from net operating revenues.

            The change in current assets during the three month period ended March 31, 1998, reflects an increase in cash of $40,245.

            Other assets represent organizational costs net of amortization.

            Liabilities

            The Company had no liabilities as of March 31, 1998. The same amount was reported as of December 31, 1997.

   Liquidity and Capital Resources - March 31, 1998

            The Company had operating revenues of $103,607, during the three months ended March 31, 1998, and net income of $40,161. This has provided the Company with the ability to continue as a going concern for approximately 9 to 12 months.

            The Company's most significant cash needs in 1998 will include payment of general and administrative expenses, marketing expenses to expand the Company's client base, and other expenses relating to the Company's financial consulting business, and the Company's security business.

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

            For the period ending July 28, 1997 a Form SR was filed by the Company in which it reported that after deducting the expenses of its underwriting the Company was left with net offering proceeds of $40,516. Other expenses of approximately $5,450, were reported in that filing. Additional expenses of $9,864, were reported in the Company's quarterly report for the three month period ending September 30, 1997. Further expenses of $11,876, were reported in the Company's annual report for the three month period ending December 31, 1997. Since that time, and for the three month period ending March 31, 1998, the Company has spent net proceeds from the offering as follows:

                             Rent:                                  900.00
                             Legal:                                  74.00
                             Accounting:                            000.00
                             Salaries:                            6,000.00
                             Misc. G&A:                           1,770.75
                             Travel expenses:                       000.00
                             Expenses incurred in
                             search for new clients:              1,000.00
                                                                  --------

                             Total:                               9,774.75

            This brings the total amount of net offering proceeds spent by the Company, including sums from the first report of July 28, 1997, up to and including this report for the period ending March 31, 1998, to, approximately: $36,934.75, leaving approximately $3,581.25 of net proceeds from the offering.

            The aforementioned uses of proceeds do not represent a material change in the use of proceeds described in the prospectus.

   Item 6.  Exhibits and Reports on Form 8-K.

            (a)      There are no exhibits included with this report.

            (b) The Company has filed no reports on Form 8-K during the quarter ended March 31, 1998.










                      (This Space Intentionally Left Blank)

                                   SIGNATURES

            In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DOWNSTREAM INCORPORATED-DSI
                                              (Registrant)



   Date: May 6, 1998         By:/s/ Barry A. Ellsworth
                                -----------------------
                                Barry A. Ellsworth
                                President

APPENDIX "A"


                                DOWNSTREAM, INC.

                              FINANCIAL STATEMENTS

                       with accountants compilation report

                                 March 31, 1998

CONTENTS


Accountant Compilation Report........................................... F-3

Balance Sheet........................................................... F-4

Statements of Operations................................................ F-5

Statements of Stockholders' Equity...................................... F-6

Statements of Cash Flows................................................ F-7

Notes to the Financial Statements....................................... F-8

[LETTERHEAD]

                             Robert M. Jensen, CPA
                              50 South Main, #1450
                            Salt Lake City, UT 84144
                                 (801) 532-7800


ACCOUNTANT COMPILATION REPORT


The Board of Directors
Downstream, Inc.
Salt Lake City, Utah

I have compiled the accompanying balance sheet of Downstream, Inc. as of March 31, 1998, and the related statement of income and retained earnings and cash flows for the three months then ended, in accordance with statements on standards for accounting and review services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting, in the form of financial statement, information that is the representation of management. I have not audited or reviewed the accompanying financial statements and accordingly, do not express an opinion or any other form of assurance on them.

Generally accepted accounting principles require that deferred income taxes be recognized for the tax effects of differences between the financial and tax bases of assets and liabilities and for operating losses and tax credits that are available to offset future taxable income. The Company has not recorded deferred taxes in the accompanying financial statements. The effects of this departure from generally accepted accounting principles have not been determined. (see note 2)


/s/ Robert M. Jensen


Robert M. Jensen, CPA
April 27, 1998


                                DOWNSTREAM, INC.
                         (A Development Stage Company)
                                  Balance Sheet
                             March 31, 1998 and 1997
                                  (Unaudited)

ASSETS
                                                                                 March 31,                  March 31,
                                                                                      1998                       1997

CURRENT ASSETS
   Cash                                                               $             56,951       $                711
                                                                      --------------------       --------------------

     Total Current Assets                                                           56,951                        711

FIXED ASSETS (Note 7)                                                                1,051                      1,129

OTHER ASSETS (Note 4)                                                                  226                        288
                                                                      --------------------       --------------------

     TOTAL ASSETS                                                     $             58,228       $              2,128
                                                                      ====================       ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                   $             -            $                326
                                                                      --------------------       --------------------

     Total Current Liabilities                                                      -                             326
                                                                      --------------------       --------------------
     TOTAL LIABILITIES                                                              -                             326
                                                                      --------------------       --------------------
STOCKHOLDERS' EQUITY

   Preferred stock: 50,000,000 shares
    authorized of $0.001 par value, -0-
    shares issued and outstanding                                                   -
   Common stock: 100,000 shares authorized
    of $0.001 par value, 4,334,000 shares
    issued and outstanding                                                           4,334                      3,330
   Additional paid-in capital                                                       50,170                     11,441
   Retained Earnings                                                                 3,724                    (12,969)
                                                                      --------------------       --------------------
     Total Stockholders' Equity                                                     58,228                      2,128
                                                                      --------------------       --------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $             58,228       $             18,067
                                                                      ====================       ====================


      The accompany notes are an integral part of the financial statements.


                                DOWNSTREAM, INC.
                         (A Development Stage Company)
                            Statements of Operations
               For the Three Months Ending March 31, 1998 and 1997
                                  (Unaudited)


                                                                                                                        From
                                                                                                                Inception on
                                                                                                                November 26,
                                                                               For the Three Months Ending      1996 through
                                                                                                 March 31,         March 31,
                                                                                      1998            1997              1998
                                                                         ---------------------------------------------------
REVENUES                                                                 $         103,607    $          -     $     116,282

COST OF SALES                                                                       44,417               -            44,417
                                                                         -----------------    ------------     -------------
GROSS PROFIT                                                                        59,190               -            71,865

EXPENSES

   General and administrative                                                       19,168           1,903            67,973
   Depreciation and amortization                                                        84              75               391
                                                                         -----------------    ------------     -------------
     Total Expenses                                                                 19,252           1,978            68,364
                                                                         -----------------    ------------     -------------
NET INCOME FROM OPERATIONS                                               $          39,938    $     (1,978)    $       3,501
                                                                         =================    ============     =============

OTHER INCOME

     Interest Income                                                                   223               -               223

NET INCOME                                                               $          40,161    $     (1,978)    $       3,724
                                                                         =================    ============     =============

NET INCOME PER SHARE                                                     $             .01    $       (.00)
                                                                         =================    ============

WEIGHTED AVERAGE NUMBERS
 OF SHARES OUTSTANDING                                                           4,334,000       3,493,165
                                                                         =================    ============

     The accompanying notes are an integral part of the inancial statements.


                                DOWNSTREAM, INC.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
               For the three months ending March 31, 1998 and 1997
                                  (Unaudited)
                                                                                                    Deficit
                                                                                                     Accumulated
                                                                                  Additional         During the
                                                          Common Stock              Paid-in          Development
                                                    Shares             Amount        Capital            Stage
                                                    ------             ------        -------            -----

Balance, December 31, 1997                         4,334,000    $        4,334   $       50,170  $       (36,437)

Net Income for the three months
 March 31, 1998                                                                                           40,161
                                                                                                  --------------

Balance, March 31, 1998                             4,334,000   $        4,334   $       50,170   $        3,724
                                               ==============   ==============   ==============   ==============



    The accompanying notes are an integral part of the financial statements.


                                DOWNSTREAM, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
               For the three months ending March 31,1998 and 1997
                                  (Unaudited)
                                                                                                                        From
                                                                                                                Inception on
                                                                                                                 November 26,
CASH FLOWS FROM                                                  For the Three Months Period Ending              1996 through
 OPERATING ACTIVITIES                                          March 31, 1998          March 31, 1997          March 31, 1998
                                                           ------------------------------------------------------------------
  Net Income                                               $           40,161      $           (1,978)     $            3,724
  Adjustments to Reconcile Net Income
  (Loss) to Net Cash Used in Operating Activities:
  Stock issued for services                                                -                       -                    7,500
  Depreciation and amortization                                            84                      75                     391
                                                           ------------------      ------------------      ------------------
     Net Cash (Used) By Operating Activities                           40,245                  (2,106)                 10,256
                                                           ------------------      ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Fixed assets purchased                                                   -                   (1,189)                     -
  Organization costs paid                                                  -                       -                     (309)
                                                           ------------------      ------------------      ------------------
     Net Cash (Used) By Investing Activities                               -                       -                     (309)
                                                           ------------------      ------------------      ------------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Stock issue cost                                                         -                   (1,759)                (13,696)
  Common Stock issued for cash                                             -                       -                   60,700
                                                           ------------------      ------------------      ------------------
     Net Cash Provided By Financing Activities                             -                   (1,759)                 47,004
                                                           ------------------      ------------------      ------------------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                                      40,245                  (5,054)                 56,951

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                   16,706                   5,765                      -
                                                           ------------------      ------------------      ------------------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                 $           56,951      $              711      $           56,951
                                                           ==================      ==================      ==================


Cash Paid For:

  Interest                                                 $               -
  Income taxes                                             $               -



    The accompanying notes are an integral part of the financial statements.

                                DOWNSTREAM, INC.
                          (A Development Stage Company)
            Notes to the Financial Statements March 31, 1998 and 1997
                                  (Unaudited)


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

             e.  Provision for Taxes

             At December 31, 1997, the Company had net operating loss carryforwards of approximately $36,000 that may be offset against future taxable income through 2012. In the past no tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount. No provision for current taxes has been made for this compiled statement

             f.  Estimates

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

             g.  Property, Equipment and Depreciation

             Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful life of 5 years. Depreciation expense for December 31, 1997 was $239.

                                DOWNSTREAM, INC.
                          (A Development Stage Company)
            Notes to the Financial Statements March 31, 1998 and 1997
                                  (Unaudited)

NOTE 2 -     GOING CONCERN

             The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In the past, the audited financial statements of the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statement does not include any adjustments that might result from the outcome of this uncertainty. The Company has begun its primary operations. Management feels that sales will provide sufficient cash for the operation of the Company. This is the first period that the company has started it primary operations, and the first time the company has shown an operational income.

NOTE 3 -     STOCK TRANSACTIONS

             On December 10, 1996, the Company issued 1,500,000 shares of common stock for services rendered by a related party. The shares were valued at $0.005 per share.
             On December 10, 1996, the Company issued 1,800,000 shares of stock for cash at $0.005 per share.

NOTE 4 -     ORGANIZATION COSTS

             The Company is amortizing the non-recurring costs of organizing the Company over a five year period. Amortization expense for March 31, 1998 and December 31, 1997 and 1996 are $15 and $68, respectively.

NOTE 5 -     PUBLIC OFFERING

             The Company has completed an offering of 1,034,000 shares of its previously unissued common stock to the public at $0.05 per share in 1997. The Company incurred offering costs of $13,696 which were offset against the proceeds of the offering in 1997.

NOTE 6 -     COMMITMENTS

             Officer Compensation - The Company has committed to paying the President $2,000 per month since more than $50,000 was raised in the public offering. In addition to the salaries, the Company has agreed to pay its President and the other officers a commission of up to 20% of revenues generated by their efforts.

NOTE 7 -     FIXED ASSETS
             Fixed assets at December 31, 1997 and March 31, 1998 consisted of the following:

                                                1998                  1997
                                           -----------------     -------------

     Fax Machine                           $             424     $         424
     Televisions                                         935               935
                                           -----------------     -------------
                                                       1,359             1,359

     Less accumulated depreciation                      (307)             (239)
                                           -----------------     -------------

     Net fixed assets                      $           1,052     $       1,120
                                           =================     =============

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