Form 10QSB
period 1998-06-30
DOWNSTREAM INC \DSI\
filed 1998-08-11
CIK 1033504

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For the quarterly period ended           Commission file number
                    6/30/98                             333-6440


                           DOWNSTREAM INCORPORATED-DS1
       (Exact name of small business issuer as specified in its charter)

                  Utah                                    87-0567618
     (State or other jurisdiction of             (IRS Employer Identification
     incorporation or organization)                         Number)

       2046 E Murray Holladay Rd.
                Suite 202
          Salt Lake City, Utah                             84117
     Address of principal executive                      (Zip Code)
                offices)

         Issuer's telephone number, including area code (801) 272-5174

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    --------      -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         As of June 30, 1998, the issuer had outstanding 4,334,000 shares of its Common Stock, $0.001 par value.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         The unaudited balance sheet of Downstream Incorporated-DSI (the "Company") as of June 30, 1998 and the related audited balance sheet of the Company as of December 31, 1997, the unaudited related statements of operations and cash flows for the three and six month periods ended June 30, 1998, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

         The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company.

         The Company was organized on November 26, 1996, and soon thereafter issued 3,300,000 shares of its common stock to its founders and to other shareholders. The Company commenced a public offering of its common stock on April 28, 1997 pursuant to which it raised $51,700 in gross offering proceeds and issued an additional 1,034,000 shares of its common stock at the public offering price of $0.05 per share. During the third quarter of 1997 a Security Division was created when the Company was presented with an opportunity from the Security Project Manager of U.S. Satellite, a division of American Stores. The Security Division has been the only source of income for the Company since its inception. However, due to a change in managment at U.S. Satellite, that account was lost.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

         During the three months ended June 30, 1998, the Company had operating revenues of $410, compared to operating revenues of $000.00 for the three month period ended June 30, 1997. The Company had operating revenues of $104,017 for the six months ended June 30, 1998, compared to operating revenues of $000.00 for the six month period ended June 30, 1997. Loss per share was approximately $0.00 for the three months ended June 30, 1998, and approximately $0.00 for the six months ended June 30, 1998. The notable difference in sales from the first vs. the second quarters of 1998 is due to 10 security contracts the Company was awarded during the first quarter, vs. no contracts during the second.

         Costs of sales for the three month period ended June 30, 1998 were $1,056, compared to $000.00 for the three month period ended June 30, 1997. For the six month period ended June 30, 1998, costs of sales were $45,473, compared to $000.00 costs of sales for the six month period ended June 30, 1997.

         For the three month period ended June 30, 1998, the Company had a net loss of $(19,998), resulting in a net loss per share of approximately, $0.00, compared to a net loss of $(1,433) for the three month period ended June 30, 1997, resulting in a net loss per share of $0.00. For the six month period ended June 30, 1998, the Company had a net profit of $20,163, resulting in a net profit per share of $0.005, compared to a net loss of $(3,411) for the six month period ended June 30, 1997, resulting in a net loss per share of $0.005.

         General and administrative expenses for the three months ended June 30, 1998, were $19,628, compared to general and administrative expenses of $1,358 for the three month period ended June 30, 1997. General and administrative expenses for the six months ended June 30, 1998 were $38,795, compared to general and administrative expenses of $3,261 for the six months ended June 30, 1997.

         The Company's losses during the three month period ended June 30, 1998 were attributed to general and administrative expenses. The Company's profits for the six month period ended June 30, 1998 were attributed to 10 contacts awarded to the Security Division of the Company by U.S. Satellite during the first quarter. Those contracts were completed. Subsequently, that account was lost due to a change in management at U.S. Satellite.

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

         After the loss of the Company's only income producing account, the Company's Board of Directors has determined it would be in the best interest of the Company, and the Company's shareholders, to seek other opportunities to create revenues for the Company.

Balance Sheet Information

         Assets

         As of June 30, 1998, the Company reported total assets of $38,230, up $20,163, from the $18,067, reported as of December 31, 1997. Current assets as of June 30, 1998 were $37,036, up $20,330, from the $16,706 reported as of December 31, 1996. Fixed assets were $984 as of June 30, 1998, down $136, from the $1,120 of fixed assets reported as of December 31, 1997. The change in current assets during the three months ended June 30, 1998, reflects an increase in cash of $20,330.

         Other assets were $210 as of June 30, 1998, down $31 from the $241 reported as of December 31, 1997. The change in total assets reflects primarily an infusion of cash from revenues received for performance on contracts with U.S. Satellite, less general and administrative costs incurred during the quarter.

         Other assets represent organizational costs net of amortization.

         Liabilities

         The Company had liabilities of $000.00 as of June 30, 1998. The same amount was reported as of December 31, 1997.

Liquidity and Capital Resources - June 30, 1998

         The Company received an infusion of a significant amount of capital from contracts the Company received from U.S. Satellite that were completed during the first quarter of 1998. This has provided the Company with the ability to continue as a going concern for approximately six to nine months. However, to continue as a going concern the Company will need to find other sources of revenue.

         The Company's most significant cash needs in the foreseable future will include payment of general and administrative expenses, expenses related to the Company's search for other revenue producing opportunities, and other expenses relating to the Company's business.

         The Company has decided to seek to expand its resources by taking advantage of other opportunities as they may develop. No assurance can be given that the Company's resources will be adequate to take advantage of any such opportunity, or that such opportunities will ever materialize.

                     (This Space Intentionally Left Blank)

                           PART II OTHER INFORMATION

Use of Proceeds from Sale of Securities

         Effective September 2, 1997 the SEC rescinded the use of Form SR stating that the forms were "no longer necessary or appropriate", but that the use of proceeds was "to be reported in each periodic report thereafter until the registrant has disclosed the use of all proceeds".

         For the period ending July 28, 1997 a Form SR was filed by the Company in which it reported that after deducting the expenses of its underwriting the Company was left with net offering proceeds of $40,516. Other expenses of approximately $5,450, were reported in that filing. Additional expenses of $9,864, were reported in the Company's quarterly report for the three month period ending September 30, 1997. Expenses of $11,876 were reported in the Company's annual report for the three month period ending December 31, 1997. Further expenses of $9,775 were reported for the three month period ended March 31, 1998. The above amounts totaled $36,965, leaving approximately $3,551 of net offering proceeds. The remaining proceeds were spent during the three month period ended June 30, 1998 as follows:

                  Rent:               600.00
                  Legal:             1401.00
                  Accounting:         650.00
                  Salaries:           707.00
                  Misc. G&A:          193.00
                                    --------
                  Total:            3,551.00


This brings the total amount of net offering proceeds spent by the Company, including sums from the first report of July 28, 1997, up to and including this report for the period ended June 30, 1998, to approximately $40,516. All proceeds from the offering have been spent, accounted for and reported. This will be the last report made by the Company concerning said proceeds.

Item 6. Exhibits and Reports on  Form 8-K.

        (a)     There are no exhibits included with this report.

        (b) The Company has filed no reports on Form 8-K during the quarter ended June 30, 1998.



                     (This Space Intentionally Left Blank)

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DOWNSTREAM INCORPORATED-DSI
                                        (Registrant)

Date: August 10, 1998                   By: /s/ Barry A. Ellsworth
                                           -------------------------
                                           Barry A. Ellsworth
                                           President

                                  APPENDIX "A"




                                DOWNSTREAM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 1998 and December 31, 1997

                                 C O N T E N T S


Independent Accountants' Report .......................................  F-3

Balance Sheets ........................................................  F-4

Statements of Operations ..............................................  F-5

Statements of Stockholders' Equity ....................................  F-6

Statements of Cash Flows ..............................................  F-7

Notes to the Financial Statements .....................................  F-9

                         INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors
Downstream, Inc.
(A Development Stage Company)
Salt Lake City, Utah

The accompanying balance sheet of Downstream, Inc. (a development stage company) as of June 30, 1998 and the related statements of operations, stockholders' equity and cash flows for the three months and six months ended June 30, 1998 and 1997 and from inception on November 26, 1996 through June 30, 1998 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated February 25, 1998.



Jones, Jensen & Company
Salt Lake City, Utah
August 4, 1998


                                                 DOWNSTREAM, INC.
                                           (A Development Stage Company)
                                                  Balance Sheets


                                                      ASSETS

                                                                             June 30,            December 31,
                                                                               1998                  1997
                                                                         -----------------     -----------------
                                                                            (Unaudited)
CURRENT ASSETS

  Cash                                                                   $          37,036     $          16,706
                                                                         -----------------     -----------------

     Total Current Assets                                                           37,036                16,706
                                                                         -----------------     -----------------

 FIXED ASSETS, net (Note 7)                                                            984                 1,120
                                                                         -----------------     -----------------

OTHER ASSETS

  Organizational cost, net (Note 4)                                                    210                   241
                                                                         -----------------     -----------------

     Total Other Assets                                                                210                   241
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $          38,230     $          18,067
                                                                         =================     =================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                       $           -         $          -
                                                                         -----------------     ----------------

     Total Current Liabilities                                                       -                    -
                                                                         -----------------     ----------------

     TOTAL LIABILITIES                                                               -                    -
                                                                         -----------------     ----------------

STOCKHOLDERS' EQUITY

  Preferred stock: 50,000,000 shares
   authorized of $0.001 par value, -0-
   shares issued and outstanding                                                     -                    -
  Common stock: 100,000,000 shares authorized of
   $0.001 par value, 4,334,000 shares issued and
    outstanding                                                                      4,334                 4,334
  Additional paid-in capital                                                        50,170                50,170
  Deficit accumulated during the development stage                                 (16,274)              (36,437)
                                                                         -----------------     -----------------

     Total Stockholders' Equity                                                     38,230                18,067
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $          38,230     $          18,067
                                                                         =================     =================

              The accompanying notes are an integral part of these
                             financial statements.


                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                                    From
                                                                                                                 Inception on
                                           For the Three                            For the Six                  November 26,
                                            Months Ended                            Months Ended                 1996 Through
                                              June 30,                                June 30,                      June 30,
                                       1998               1997                1998                1997                1998
                                 ---------------    ----------------    ----------------    ----------------    ----------------

REVENUES                         $           410    $         -         $        104,017    $         -         $        116,282

COST OF SALES                              1,055              -                   45,473              -                   45,473
                                 ---------------    ----------------    ----------------    ----------------    ----------------

   Gross Profit                             (645)             -                   58,544              -                   70,809
                                 ---------------    ----------------    ----------------    ----------------    ----------------

EXPENSES

   General and administrative             19,628               1,358              38,795               3,261              87,190
   Depreciation and
     amortization                             83                  75                 167                 150                 474
                                 ---------------    ----------------    ----------------    ----------------    ----------------

       Total Expenses                     19,711               1,433              38,962               3,411              87,664
                                 ---------------    ----------------    ----------------    ----------------    ----------------

NET INCOME (LOSS) FROM
 OPERATIONS                              (20,356)             (1,433)             19,582              (3,411)            (16,855)
                                 ---------------    ----------------    ----------------    ----------------    ----------------

OTHER INCOME                                 358              -                      581              -                      581
                                 ---------------    ----------------    ----------------    ----------------    ----------------

NET INCOME (LOSS)                $       (19,998)   $         (1,433)   $         20,163    $         (3,411)   $        (16,274)
                                 ===============    ================    ================    ================    ================

NET EARNINGS (LOSS)
 PER SHARE                       $         (0.00)   $          (0.00)   $           0.00    $          (0.00)
                                 ===============    ================    ================    ================

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                          4,334,000           4,334,000           4,334,000           3,493,165
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

                                                  DOWNSTREAM, INC.
                                            (A Development Stage Company)
                                         Statements of Stockholders' Equity
                                                     (Unaudited)


                                                                                    Additional
                                                         Common Stock                Paid-in      Accumulated
                                                  Shares              Amount         Capital         Deficit
                                               --------------   --------------   --------------   --------------
Balance, November 26, 1996                             -        $       -        $       -        $       -

Common stock issued for services
 rendered valued at $0.005 per share                1,500,000            1,500            6,000           -

Common stock issued for cash
 valued at $0.005 per share                         1,800,000            1,800            7,200           -

Net loss from inception on
  November 26, 1996 through
  December 31, 1996                                    -                -                -               (10,991)
                                               --------------   --------------   --------------   --------------

Balance, December 31, 1996                          3,300,000            3,300           13,200          (10,991)

Common stock issued for cash
  valued at $ 0.05 per share                        1,034,000            1,034           50,666           -

Stock offering costs                                   -                -               (13,696)          -

Net loss for the year ended
 December 31, 1997                                     -                -                -               (25,446)
                                               --------------   --------------   --------------   --------------

Balance, December 31, 1997                          4,334,000            4,334           50,170          (36,437)

Net income for the six months ended
 June 30, 1998 (unaudited)                             -                -                -                20,163
                                               --------------   --------------   --------------   --------------

Balance, June 30, 1998 (unaudited)                  4,334,000   $        4,334   $       50,170   $      (16,274)
                                               ==============   ==============   ==============   ==============

              The accompanying notes are an integral part of these
                             financial statements.


                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                                                                                                     From
                                                                                                                 Inception on
                                           For the Three                           For the Six                   November 26,
                                           Months Ended                            Months Ended                  1996 Through
                                             June 30,                                June 30,                       June 30,
                                      1998               1997                 1998               1997                 1998
                                 ---------------    ----------------    ----------------    ----------------    ----------------

CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss                       $       (19,998)   $         (1,433)   $         20,163    $         (3,411)   $        (16,274)

  Adjustments to Reconcile
    Net Income
  (Loss) to Net Cash Used in
    Operating Activities:
  Stock issued for services               -                   -                   -                   -                    7,500
  Depreciation and amortization
    expense                                   83                  75                 167                 150                 474
  Increase (decrease) in
    accounts payable                      -                     (356)             -                     (559)             -
                                 ---------------    ----------------    ----------------    ----------------    ----------------

     Net Cash (Used) Provided
       by Operating Activities           (19,915)             (1,714)             20,330              (3,820)             (8,300)
                                 ---------------    ----------------    ----------------    ----------------    ----------------

CASH FLOWS FROM
  INVESTING ACTIVITIES

  Fixed assets purchased                  -                   -                   -                   (1,189)             (1,359)
  Organization costs paid                 -                   -                   -                   -                     (309)
                                 ---------------    ----------------    ----------------    ----------------    ----------------

     Net Cash (Used) Provided
       By Investing Activities            -                   -                   -                   (1,189)             (1,668)
                                 ---------------    ----------------    ----------------    ----------------    ----------------

CASH FLOWS FROM
  FINANCING ACTIVITIES

  Stock offering costs                    -                   (8,622)             -                  (10,381)            (13,696)
  Common stock issued for cash            -                   51,700              -                   51,700              60,700
                                 ---------------    ----------------    ----------------    ----------------    ----------------

     Net Cash Provided By
       Financing Activities               -                   43,078              -                   41,319              47,004
                                 ---------------    ----------------    ----------------    ----------------    ----------------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      (19,915)             41,364              20,330              36,310              37,036

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                 56,951                 711              16,706               5,765              -
                                 ---------------    ----------------    ----------------    ----------------    ----------------

CASH AND CASH
   EQUIVALENTS AT END
  OF PERIOD                      $       37,036     $         42,075    $         37,036    $         42,075    $         37,036
                                 ==============     ================    ================    ================    ================

              The accompanying notes are an integral part of these
                             financial statements.


                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)
                                                                                                                     From
                                                                                                                 Inception on
                                            For the Three                           For the Six                  November 26,
                                            Months Ended                            Months Ended                 1996 Through
                                              June 30,                                June 30,                     June 30,
                                       1998               1997                1998                1997                1998
                                 ---------------    ----------------    ----------------    ----------------    ----------------
Cash Paid For:
  Interest                       $          -       $           -       $           -       $           -       $           -
  Income taxes                   $          -       $           -       $           -       $           -       $           -

              The accompanying notes are an integral part of these
                             financial statements.

                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 1998 and December 31, 1997


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

              e.  Provision for Taxes

              At June 30, 1998, the Company had net operating loss carryforwards of approximately $16,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 1998 and December 31, 1997


NOTE 1 -      ORGANIZATION AND HISTORY (Continued)

              g.  Property, Equipment and Depreciation

              Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful life of 5 years.

              h.  Unaudited Financial Statements

              The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

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

                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 1998 and December 31, 1997


NOTE 6 -      COMMITMENTS

              Officer Compensation - The Company has committed to paying the President $2,000 per month since more than $50,000 was raised in the public offering. In addition to the salaries, the Company has agreed to pay its President and the other officers a commission of up to 20% of revenues generated by their efforts.

NOTE 7 -      FIXED ASSETS

               Fixed assets at June 30, 1998 and December 31, 1997 consisted of the following:

                                                       June 30,    December 31,
                                                        1998          1996
                                                      ---------     ---------
                     Fax Machine                      $     424     $     424
                     Televisions                            935           935
                                                      ---------     ---------
                                                          1,359         1,359

                     Less accumulated depreciation         (375)         (239  )
                                                      ---------     ---------

                     Net fixed assets                 $     984     $   1,120
                                                      =========     =========

               Depreciation expense for the six months ended June 30, 1998 and for the year ended December 31, 1997 was $136 and $239, respectively.