Form 10QSB
period 1998-09-30
DOWNSTREAM INC \DSI\
filed 1998-10-22
CIK 1033504

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   For the fiscal quarter ended                    Commission file number
           09/30/98                                      333-6440

                          DOWNSTREAM INCORPORATED - DSI
                 (Name of Small Business Issuer in its Charter)


             Utah                                  87-0567618
  (State or Other Jurisdiction of           (IRS Employer Identification
   Incorporation or Organization)                     No.)

     2046 E. Murray Holladay Road
            Suite 202                                 84117
         Salt Lake City, Utah                       (Zip Code)
(Address of Principal Executive Offices)

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

                                  Yes X No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         As of September 31, 1998, the issuer had outstanding approximately 4,334,000 shares of its Common Stock, $0.001 par value.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements.

         The unaudited balance sheet of Downstream Incorporated-DSI (the "Company") as of September 30, 1998 and the related audited balance sheet of the Company as of December 31, 1997, the unaudited related statements of operations and cash flows for the three and nine month periods ended September 30, 1998, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

         The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company.

History

         The Company was organized on November 26, 1996, and soon thereafter issued 3,300,000 shares of its common stock to its founders and to other shareholders. The Company commenced a public offering of its common stock on April 28, 1997 pursuant to which it raised $51,000 in gross offering proceeds and issued an additional 1,034,000 shares of its common stock at the public offering price of $0.05 per share. During the third quarter of 1997, a Security Division was created when the Company was presented with an opportunity from the Security Project Manager of U.S. Satellite, a division of American Stores, when the Company approached that individual as a potential client. The Security Division has been the primary source of revenue for the Company since inception. During the last quarter of 1997, and the first quarter of 1998, the Company received and completed 12 Contacts for U.S. Satellite. However, due to a change in management at U.S. Satellite, no further contracts were awarded to the Company. The Security Division was subsequently closed during the third quarter of 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         During the three month period ended September 30, 1998 the Company had operating revenues of $000.00 compared to operating revenues of $000.00 for the three months ended September 30, 1997. The Company had operating revenues of $104,017 for the nine month period ended September 30, 1998, compared to $000.00 revenues for the same nine month period in 1997. Loss per share was approximately $0.00 for the quarter ended September 30, 1998, and approximately $0.00 for the nine months ended September 30, 1998. The notable difference in revenues from the first vs. the second and third quarters of 1998 was due to security contracts the Company was awarded during the first quarter vs. no contracts being awarded during the second and third quarters.

         Costs of sales for the three month period ended September 30, 1998 were $000.00 compared to $000.00 for the same period during 1997. For the nine month period ended September 30, 1998, costs of sales were $45,473, compared to $000.00 costs of sales for the same nine month period in 1997.

         For the three month period ended September 30, 1998, the Company had a net loss of $(18,710), resulting in a net loss per share of approximately $0.00, compared to a net loss of $(11,315) during the third quarter of 1997, resulting in a net loss per share of $0.00. For the nine month period ended September 30, 1998, the Company had a net profit of $1,453, resulting in a net profit per share of $0.00, compared to a net loss of $(14,726) for the nine month period ended September 30, 1997, resulting in a net loss of $0.00 per share.

         General and administrative expenses for the third quarter of 1998 were $18,872, compared to general and administrative expenses of $11,473 for the same period in 1997. General and administrative expenses for the nine months ended September 30, 1998 were $57,917, compared to general and administrative expenses of $14,734 for the same nine month period in 1997.

         The Company's losses during the third quarter of 1998 were due to a lack of revenue and costs associated with sales and general and administrative expenses. The Company's profits for the nine month period ended September 30, 1998 were attributed to 10 security contracts completed in the first quarter, less costs of sales and general and administrative expenses incurred in the first three quarters of the year.

         At the end of the second quarter of 1998 it became clear that the Company was not going to receive any further security contracts from U.S. Satellite. The Security Division of the Company was subsequently closed down during the third quarter of 1998. At that time, the Company's Board of Directors determined it would be in the best interest of the Company to seek other opportunities to create revenues for the Company.

         Negotiations were entered into during the third quarter of 1998 with three different physicians concerning opening and operating hair removal centers across the country using a machine known as the EpiLight Hair Removal System. During said negotiations, Robert W. Later, M.D. was made an officer and a director of the Company on a interim basis to act as a consultant for the Company until such negotiations could be finalized. However, due to the high cost of the machines themselves, and numerous difficulties encountered in attempting to negotiate agreements with physicians that would be financially beneficial to the Company, it was decided not to enter the cosmetic hair removal business, and said negotiations were terminated. The Company's Board of Directors is presently exploring other opportunities to generate revenues.

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


Balance Sheet Information.

Assets

         As of September 30, 1998, the Company reported total assets of $19,520, up $1,453 from the $18,067 reported as of December 31, 1997. Current assets as of September 30, 1998 were $18,604, up $1,898 from the $16,706 reported as of December 31, 1997. The changes in total and current assets as of September 30, 1998 from those reported as of December 31, 1997 reflect primarily an increase in cash due to revenues generated during the first quarter of 1998 from completed security contracts, less costs of sales and general and administrative expenses incurred during the first three quarters of the year.

         Fixed assets were $916 as of September 30, 1998, down $204 from the $1,120 of fixed assets reported as of December 31, 1997. This change was due to accumulated depreciation.

         Other assets were $000.00 as of September 30, 1998, down $241 from the $241 reported as of December 31, 1997.

         Other assets represent organizational costs net of amortization. During the nine months ended September 30, 1998 the organizational costs of the Company were expensed.


Liabilities

         The Company had liabilities of $000.00 as of September 30, 1998. The same amount was reported as of December 31, 1997.



Liquidity and Capital Resources as of September 30, 1998.

         The Company received an infusion of capital during the first quarter of the year from contracts awarded to the Company by U.S. Satellite that were completed during that quarter. Said capital has allowed the Company to continue as a "going concern" over the past nine months. However, that capital has been reduced significantly due to costs of sales and general and administrative expenses incurred over the past nine months and no further contracts have been received. To continue as a "going concern" the Company will need to find other sources of revenue and/or debt or equity financing of some kind.

         The Company's most significant cash needs in the foreseeable future will include payment of general and administrative expenses, expenses related to the Company's search for other revenue producing opportunities, and other expenses related to the Company's business.

         The Company is currently looking for other revenue producing opportunities. No assurance can be given that such opportunities will ever materialize, or that the Company's resources will be adequate to take advantage of any such opportunities if they were to materialize.



                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

         (a)      There are no exhibits included with this report.

         (b) The Company filed no reports on Form 8-K during the quarter.





                      (This Space Intentionally Left Blank)

[LETTERHEAD]


                        INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors
Downstream, Inc.
(A Development Stage Company)
Salt Lake City, Utah

The accompanying balance sheet of Downstream, Inc. (a development stage company) as of September 30, 1998 and the related statements of operations, stockholders' equity and cash flows for the three months and nine months ended September 30, 1998 and 1997 and from inception on November 26, 1996 through September 30, 1998 were not audited by us and, accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated February 25, 1998.


/s/ Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah
October 15, 1998





                                                 DOWNSTREAM, INC.
                                           (A Development Stage Company)
                                                  Balance Sheets


                                                      ASSETS

                                                                             September 30,         December 31,
                                                                              1998                    1997
                                                                            (Unaudited)
CURRENT ASSETS
  Cash                                                                   $          18,604     $          16,706
                                                                         -----------------     -----------------

     Total Current Assets                                                           18,604                16,706
                                                                         -----------------     -----------------

 FIXED ASSETS, net (Note 7)                                                            916                 1,120
                                                                         -----------------     -----------------

OTHER ASSETS

  Organizational cost, net (Note 4)                                                 -                        241
                                                                         -----------------     -----------------

     Total Other Assets                                                             -                        241
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $          19,520     $          18,067
                                                                         =================     =================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                       $           -         $          -
                                                                         -----------------     -----------------

     Total Current Liabilities                                                       -                    -
                                                                         -----------------     -----------------

     TOTAL LIABILITIES                                                               -                    -
                                                                          -----------------     -----------------

STOCKHOLDERS' EQUITY

  Preferred stock: 50,000,000 shares
   authorized of $0.001 par value, -0-
   shares issued and outstanding                                                     -                    -
  Common stock: 100,000,000 shares authorized of
   $0.001 par value, 4,334,000 shares issued and
    outstanding                                                                      4,334                 4,334
  Additional paid-in capital                                                        50,170                50,170
  Deficit accumulated during the development stage                                 (34,984)              (36,437)
                                                                         -----------------     -----------------

     Total Stockholders' Equity                                                     19,520                18,067
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $          19,520     $          18,067
                                                                         =================     =================




                                                 DOWNSTREAM, INC.
                                           (A Development Stage Company)
                                              Statements of Operations
                                                     (Unaudited)

                                                                                                                        From
                                                                                                                    Inception on
                                               For the Three                          For the Nine                  November 26,
                                               Months Ended                           Months Ended                  1996 Through
                                               September 30,                          September 30,                 September 30,
                                         1998               1997                1998                1997                 1998
                                       ---------         -----------         -----------         -----------          ---------
REVENUES                         $        -         $         -         $        104,017    $         -         $        116,282

COST OF SALES                             -                   -                   45,473              -                   45,473
                                 ---------------    ----------------    ----------------    ----------------    ----------------

   Gross Profit                           -                   -                   58,544              -                   70,809
                                 ---------------    ----------------    ----------------    ----------------    ----------------

EXPENSES

   General and administrative             18,872              11,473              57,667              14,734             106,062
   Depreciation and
     amortization                             83                  82                 250                 232                 557
                                 ---------------    ----------------    ----------------    ----------------    ----------------

       Total Expenses                     18,955              11,555              57,917              14,966             106,619
                                 ---------------    ----------------    ----------------    ----------------    ----------------

NET INCOME (LOSS) FROM
 OPERATIONS                              (18,955)            (11,555)                627             (14,966)            (35,810)
                                 ---------------    ----------------    ----------------    ----------------    ----------------

OTHER INCOME                                 245                 240                 826                 240                 826
                                 ---------------    ----------------    ----------------    ----------------    ----------------

NET INCOME (LOSS)                $       (18,710)   $        (11,315)   $          1,453    $        (14,726)   $        (34,984)
                                 ===============    ================    ================    ================    ================

BASIC NET EARNINGS
 (LOSS) PER SHARE                $         (0.00)   $          (0.00)   $           0.00    $          (0.00)
                                 ===============    ================    ================    ================

BASIC WEIGHTED
  AVERAGE NUMBER OF
  SHARES OUTSTANDING                   4,334,000           4,334,000           4,334,000           3,493,165
                                 ===============    ================    ================    ================




                                                  DOWNSTREAM, INC.
                                            (A Development Stage Company)
                                         Statements of Stockholders' Equity
                                                     (Unaudited)


                                                                                    Additional
                                                         Common Stock                Paid-in       Accumulated
                                                  Shares              Amount         Capital         Deficit
                                                  ------              ------         -------         -------
Balance, November 26, 1996                             -        $       -        $       -        $       -

Common stock issued for services
 rendered valued at $0.005 per share                1,500,000            1,500            6,000           -

Common stock issued for cash
 valued at $0.005 per share                         1,800,000            1,800            7,200           -

Net loss from inception on
  November 26, 1996 through
  December 31, 1996                                    -                -                -               (10,991)
                                                    ---------   --------------    -------------   --------------

Balance, December 31, 1996                          3,300,000            3,300           13,200          (10,991)

Common stock issued for cash
  valued at $ 0.05 per share                        1,034,000            1,034           50,666            -

Stock offering costs                                   -                -               (13,696)          -

Net loss for the year ended
 December 31, 1997                                     -                -                -               (25,446)
                                                    ---------   --------------    -------------   --------------

Balance, December 31, 1997                          4,334,000            4,334           50,170          (36,437)

Net income for the nine months ended
 September 30, 1998 (unaudited)                        -                -                -                 1,453
                                                    ---------   --------------    -------------   --------------

Balance, September 30, 1998 (unaudited)             4,334,000   $        4,334   $       50,170   $      (34,984)
                                                    =========   ==============   ==============   ==============




                                                         DOWNSTREAM, INC.
                                                   (A Development Stage Company)
                                                     Statements of Cash Flows
                                                           (Unaudited)
                                                                                                                    From
                                                                                                                 Inception on
                                             For the Three                         For the Nine                  November 26,
                                             Months Ended                          Months Ended                 1996 Through
                                             September 30,                         September 30,                September 30,
                                         1998               1997                 1998               1997            1998
                                      ----------        ------------         -----------        ------------    --------------

CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net loss                       $       (18,710)   $        (11,315)   $          1,453    $        (14,726)   $        (34,984)
  Adjustments to reconcile
    Net income (loss) to net cash
     used in operating activities:
  Stock issued for services               -                   -                   -                   -                    7,500
  Depreciation and amortization
    expense                                   83                  82                 250                 232                 557
  Organizational costs                       195              -                      195              -                      195
  Increase (decrease) in
    accounts payable                      -                    2,639              -                    2,080              -
                                 ---------------    ----------------    ----------------    ----------------    ----------------

     Net Cash (Used) Provided
       by Operating Activities           (18,432)             (8,594)              1,898             (12,414)            (26,732)
                                 ---------------    ----------------    ----------------    ----------------    ----------------

CASH FLOWS FROM
  INVESTING ACTIVITIES

  Fixed assets purchased                  -                     (170)             -                   (1,359)             (1,359)
  Organization costs paid                 -                   -                   -                   -                     (309)
                                 ---------------    ----------------    ----------------    ----------------    ----------------

     Net Cash (Used) Provided
       By Investing Activities            -                     (170)             -                   (1,359)             (1,668)
                                 ---------------    ----------------    ----------------    ----------------    ----------------

CASH FLOWS FROM
  FINANCING ACTIVITIES

  Stock offering costs                    -                   (6,106)             -                  (16,487)            (13,696)
  Common stock issued for cash            -                   -                   -                   51,700              60,700
                                 ---------------    ----------------    ----------------    ----------------    ----------------

     Net Cash Provided By
       Financing Activities               -                   (6,106)             -                   35,213              47,004
                                 ---------------    ----------------    ----------------    ----------------    ----------------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                      (18,432)            (14,870)              1,898              21,440              18,604

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                 37,036              42,075              16,706              5,765               -
                                 ---------------    ----------------    ----------------    ----------------    ----------------

CASH AND CASH
  EQUIVALENTS AT END
  OF PERIOD                      $        18,604    $         27,205    $         18,604    $         27,205    $         18,604
                                 ===============    ================    ================    ================    ================




                                                                        DOWNSTREAM, INC.
                                                                  (A Development Stage Company)
                                                             Statements of Cash Flows (Continued)
                                                                       (Unaudited)
                                                                                                                        From
                                                                                                                    Inception on
                                              For the Three                          For the Nine                   November 26,
                                              Months Ended                           Months Ended                   1996 Through
                                              September 30,                          September 30,                  September 30,
                                          1998              1997                1998                1997                1998
                                       ---------         -----------         -----------         -----------         ------------
Cash Paid For:
  Interest                       $          -       $           -       $           -       $           -       $           -
  Income taxes                   $          -       $           -       $           -       $           -       $           -

                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 1998 and December 31, 1997


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

              d.  Basic Net Loss Per Share

              The computations of basic net loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements.

              e.  Provision for Taxes

              At September 30, 1998, the Company had net operating loss carryforwards of approximately $35,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 1998 and December 31, 1997


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

NOTE 4 -      ORGANIZATION COSTS

              The Company is amortizing the non-recurring costs of organizing the Company over a five year period. Amortization expense for December 31, 1997 and 1996 was $62 and $6, respectively. During the nine months ended September 30, 1998 the organizational costs were expensed.

NOTE 5 -      PUBLIC OFFERING

              The Company has completed an offering of 1,034,000 shares of its previously unissued common stock to the public at $0.05 per share. The Company incurred offering costs of $13,696 which were offset against the proceeds of the offering.

                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 1998 and December 31, 1997


NOTE 6 -      COMMITMENTS

              Officer Compensation - The Company has committed to paying the President $2,000 per month since more than $50,000 was raised in the public offering. In addition to the salaries, the Company has agreed to pay its President and the other officers a commission of up to 20% of revenues generated by their efforts.

NOTE 7 -      FIXED ASSETS

               Fixed assets at September 30, 1998 and December 31, 1997 consisted of the following:

                                                 September 30,   December 31,
                                                     1998            1997
                                                 -------------   -------------
                Fax Machine                       $      424     $       424
                Televisions                              935             935
                                                         ---             ---
                                                       1,359           1,359

                Less accumulated depreciation           (443)           (239)
                                                        ----            ----

                Net fixed assets                  $      916     $     1,120
                                                  =      ===     =     =====

               Depreciation expense for the nine months ended September 30, 1998 and for the year ended December 31, 1997 was $204 and $239, respectively.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DOWNSTREAM INCORPORATED - DSI
                                      (Registrant)


Date:  October 21, 1998                By  /s/ Barry A. Ellsworth
                                          ----------------------------------
                                           Barry A. Ellsworth
                                           President