Form 10KSB
period 1998-12-31
DOWNSTREAM INC \DSI\
filed 1999-03-02
CIK 1033504

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  Annual Report
     Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended 12/31/98              Commission file number 333-6440

                          DOWNSTREAM INCORPORATED - DSI
                 (Name of small business issuer in its charter)


                   Utah                                     87-0567618
     (State or other jurisdiction of               (IRS Employer Identification
      incorporation or organization)                            No.)

         808 E. 7440 S. Suite #30
           Salt Lake City, Utah                                84047
 (Address of principal executive offices)                   (Zip Code)

                    Issuer's telephone number: (801) 916-1371

         Securities registered under Section 12(b) of the Exchange Act:

                   Common Stock - Par Value: $0.001 Per Share
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No _

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year: $104,017.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked prices ($0.25 per share) on December 31, 1998 was approximately $683,500.

         As of December 31, 1998 the issuer had outstanding approximately 4,500,000 shares of its Common Stock, $0.001 par value.

         The issuer has not incorporated by reference herein any of the following documents: 1) any annual report to shareholders; 2) any proxy or information statement; or 3) any prospectus filed pursuant to Rule 424 (b) or
(c) of the Securities Act of 1933.

           Transitional Small Business Disclosure Format (check one):

                                    Yes    No X

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY

         Downstream Incorporated - DSI will sometimes be referred to hereinafter as the "Company".

         The Company was organized under the laws of the State of Utah on November 26, 1996 as Downstream Incorporated - DSI. The Company was formed for the purpose of consulting with small to medium sized businesses, then to help them grow their businesses and achieve their desired goals. Its corporate charter authorizes it to assist its clients in assessing their current financial condition and their future financial needs - and to transact any lawful activity for which corporations may be organized. Soon after being organized, the Company issued 3,300,000 shares of its common stock to its founders and other shareholders. The Company conducted a public offering of its common stock which was completed in July 1997. The Company raised approximately $51,700 in gross offering proceeds and issued an additional 1,034,000 shares of its common stock to the public. In 1998, the Company issued an additional 166,000 shares of its common stock in a private transaction for services rendered.

         On September 3, 1997, a new division of the Company was formed to engage in the business of security consulting. The security division supplied the Company with the majority of its revenues during 1998. However, due to a change in management at U.S. Satellite, its primary client, the Company was not awarded any further contracts after the first quarter of 1998. Subsequently, the security division of the Company was closed during the third quarter of 1998.

         During the third quarter of 1998, the Company's Board of Directors considered entering the cosmetic hair removal business using a new technology known as intense pulsed light. Robert W. Later, M.D., was made an officer and a director of the Company on an interim basis to consult with the Company. After further investigation, the Board decided against entering into said business. The Board discovered that the technology did not perform nearly as well as the Company had been led to believe by salesmen of the machines, and that several doctors who had opened centers utilizing said technology had later closed the centers due to a lack of revenues. When the decision not to enter the field was made, Dr. Later's relationship with the Company, which was greatly appreciated and extremely helpful, ended, and the positions he filled were vacated.

         In the final quarter of 1998, the Company's Board of Directors decided that, in addition to its continued search for financial consulting clients, it would be in the best interest of the Company, and its shareholders, to attempt to locate and acquire the assets and business of a company that is already a going concern. The Company has begun its search with emphasis on businesses related to the internet. Locating additional consulting clients, and/or locating and acquiring the business and assets of a going concern will be the Company's primary objectives in the coming year.

         The address of the principal offices of the Company is 808 E. 7440 S. Suite #30, Midvale, Utah 84047. Its telephone number is (801) 916-1371.

BUSINESS - INDUSTRY SEGMENTS

         1. The Company was formed on November 26, 1996 to engage primarily in the business of financial consulting. Such consulting services have focused mostly in the area of mergers and acquisitions. The Company has also worked with businesses interested in going public. The Company has attempted to consult with and act as an intermediary between businesses desiring to go public and brokerage firms that might be interested in taking them public. In the coming year, the Company will continue to seek out clients in its financial consulting business. However, the Board of Directors has also decided to search for an already going concern that is preferably internet related and attempt to acquire the assets and business of such a concern.

         The Company believes that it can locate financial consulting clients, or that a suitable business can be located and acquired to create revenues for the Company. However, there can be no assurance that consulting clients, or such a business, will be obtained by the Company, or that future revenues of any kind will be generated.

         2. A security division of the Company was formed during the last quarter of 1997. The division was awarded contracts by U.S. Satellite in the final quarter of 1997 to have security systems installed in various Osco Drug Stores across the country. The division subcontracted with installers of security systems in the geographic areas where contracts were awarded to the Company. The Company then oversaw the installation of said security systems. Due to a change in management at U.S. Satellite, no further contracts were awarded to the Company after the first quarter of 1998. Subsequently, the Board decided to close the Security Division in the third quarter of 1998. The Company does not anticipate re-entering the security business in the future.


GENERAL DESCRIPTION OF BUSINESS - FINANCIAL CONSULTING

         The financial consulting division of the Company is engaged primarily in locating clients that are interested in growing their businesses through mergers and acquisitions, or are interested in going public. After locating a client interested in making an acquisition, the Company searches for suitable acquisitions for its clients. Once the Company has located a suitable business to be acquired by its clients, the Company assists its clients in negotiating agreements and in completing the acquisitions.

         Businesses that are interested in taking their companies public are helped by being informed about the steps necessary to go public. The Company helps them prepare the documents necessary for an Initial Public Offering - i.e. financial statements, business plans, etc. The Company then attempts to locate a brokerage firm that will underwrite the client's business and conduct an IPO.

         The Company has not yet earned revenues from its financial consulting business. However, the Company believes that significant revenues can be generated from financial consulting services, and the Company is still pursuing financial consulting clients.

GENERAL DESCRIPTION OF BUSINESS - SECURITY CONSULTING

         Prior to closure, the Security Division of the Company received contracts from U.S. Satellite to have security systems installed in various Osco Drug Stores across the country. The Company then subcontracted with security installation companies to have such systems installed. The types of security systems the Company dealt with were Burglar Alarm Systems, Fire Detection Systems and Closed Circuit TV Systems.

         In October 1997, the Company entered into and completed its first 2 contracts with U. S. Satellite, a division of American Stores. These contracts were for the installation of Burglar Alarm Systems in 2 Osco Drug Stores in Helena, Montana. The Company received 10 more contracts from U. S. Satellite for the installation of similar systems in 10 other Osco Drug Stores in various parts of the country. These contracts were completed during the first quarter of 1998.

         After the aforementioned change in management at U.S. Satellite, the Company received no further contracts and the Security Division was subsequently closed.

         The Company does not manufacture or sell any products, other than its services and expertise as financial consultants. To the present, its only products have been of a service nature.

PRICING - FINANCIAL CONSULTING

         The Company works on a fee basis with its financial consulting clients. Fees are negotiated with each client on an individual basis. Concerning clients interested in making an acquisition, the Company attempts to negotiate fees in the form of retainers, and additional fees ranging from 2 to 10 percent of the value of any acquisition completed.

         In the case of a client that is interested in completing a public offering, the Company attempts to negotiate a monthly consulting fee, as well as a finder's fee to be paid upon completion of the offering for helping the client prepare for an offering and for locating a brokerage firm willing to underwrite the offering. Said finder's fees are based on the size of the offering. Fees may be negotiated on an hourly or other fee basis. Such fees will be paid to the Company once the Company has located a suitable business to be acquired and the acquisition is successfully completed; when an IPO is completed; or when other services are completed.

PRICING - SECURITY CONSULTING

         The Company was awarded contracts after submitting bids to U.S. Satellite. In submitting bids, the Company took into consideration the general costs of doing business, the wholesale costs of the systems to be installed, the amounts it would be charged by subcontractors for labor, and the margins it wished to retain as profit. The Company tried to maintain gross margins of at least 50%. However, to be awarded bids, lesser margins were sometimes considered. The Company's bids were accepted or rejected. If accepted, the Company then proceeded to complete said projects by purchasing the systems to be installed and making agreements with subcontractors to have said systems installed. The Company oversaw all such installations.

SALES AND MARKETING; DEPENDENCE ON MAJOR CUSTOMER

         The Company's President has done the majority of the Company's sales and marketing work. He does this primarily by phone, fax, mail, attendance at various conventions and conferences, and by utilizing the internet. He also maintains numerous professional relationships with individuals that refer potential clients to the Company.

         Approximately 99% of the Company's gross revenues in 1998 were derived from one account - U. S. Satellite, a division of the American Stores Company. The loss of this account has had an adverse affect on the Company's business and revenues.

         The Company was generally paid for its services thirty days net (payment will be due thirty days from receipt of the invoices for services rendered). In other cases, 60 days net, and in others, 90 days net. These terms varied from account to account depending on the agreement arrived at between the Company and its clients.


BACKLOG

         The Company does not produce or market products, other than its services. Therefore, it does not experience problems with backlogs. The Company does not consider backlog to be an indicator of future performance.


MERCHANDISING AND ADVERTISING

         The Company's ability to promote and market its services is important to the success of the Company. However, at present the only type of merchandising and advertising the Company engages in is through the efforts of the Company's President as he markets the Company's services. The Company believes its ability to establish and maintain favorable relations with its clients is essential to the success of the Company. It is hoped that as, and if, the Company continues to grow, that monies can be allocated to more effectively market and advertise the Company's services to potential clients.


SEASONALITY

         The area of business in which the Company is engaged is not sensitive to seasonality. The Company does not anticipate its business will be affected by any seasonal factors or changes.


PRODUCT PROTECTION

         The Company does not produce or manufacture any products, other than its services as financial consultants. It does not own any intellectual properties, trademarks, copyrights or patents of any kind. Therefore, product protection is not something the Company believes will influence its future success or failure.

GOING CONCERN OPINION

         The Company's independent accountant has issued a "going concern" opinion in which the independent accountant stated "the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to continue as a going concern."

         The Company presently has no financing arrangements with any persons or institutions. Nor is the Company indebted to any person or institution for any amount, other than accounts payable of $117 as of December 31, 1998. However, the Company's financial resources are limited at this time. The Company's future success will depend on continued sales, the Company's ability to secure financing of some kind, or to produce sufficient revenues from other sources to allow the Company to continue its operations.


FACILITIES; RELATED PARTY TRANSACTION

         The Company presently owns no facilities. The Company's President maintains an office of the Company at his residence. The Company is not currently being charged rent.


EMPLOYEES

         The  Company  presently  has  1  full-time   employee,   the  Company's
President. None of the Company's employees are represented by a union or a collective bargaining agreement. Its employee relations are excellent.


COMPETITION

         There are many large companies, as well as small companies and individuals, engaged in the business of financial consulting. The Company faces significant competition from such companies and individuals. Many of the Company's competitors have much greater financial and human resources than the Company. Competition is intense and there are many intangibles, including pricing, locating clients and/or businesses, locating suitable acquisitions, and bringing those acquisitions to fruition. It is difficult to predict whether the Company will be successful at its business in the future.

         Many of the Company's competitors also have much greater resources to market and merchandise their services. There can be no assurance given that the Company will be able to overcome the many obstacles it faces and to continue as a "going concern". However, it is the belief of management that it will be able to continue as a business and continue to grow the Company and its business.


RISK FACTORS

         The Company considers the following matters to be risks which could have a material adverse effect on the financial condition and operations of the
Company:

         Financing Source Needed; Current Financing Limited. The Company's available resources are limited. To continue as a going concern it will be essential for the Company to locate clients and generate additional revenues, acquire an already going concern, or secure either debt or equity financing from some source. The Company presently has no commitments from any lender to provide credit financing to the Company. No assurance can be given that the Company will be able to obtain any debt or equity financing to permit expansion or continued operations.


         Competition. The Company is engaged in a highly competitive business and competes directly with many companies which have substantially greater financial resources, experience and more substantial marketing organizations than the Company. The Company's ability to compete will depend on its ability to obtain clients in its area of business, or to locate and acquire the business and assets of an already going concern. Concerning clients who are interested in mergers and/or acquisitions, the Company must also locate suitable acquisitions for its clients after obtaining clients. The competition to do this is intense.


         Current Trends in the Economy. The Company's revenues are, to a limited extent, dependent on the strength of the U.S. economy. To the extent that weaknesses in the U. S. economy occur, revenues from the Company's services may be adversely impacted. If weakness in the economy were to occur, the Company cannot predict if, and, if so, to what extent or for what period such a trend will adversely impact revenues from its services.


         Earnings Fluctuations. Because the services provided by the Company often take a significant amount of time to complete, due to the personal relationships that must be developed to gain the trust of clients, especially in the area of financial consulting, the Company expects that it will experience frequent and perhaps large fluctuations in both revenues and operating results.


         Dependence on Management and Key Personnel; No Key Man Insurance; No Director's and Officer's Insurance. Although James G. Slater and Richard S. Cutler, both officers and directors of the Company, participate in the management decisions affecting the Company, the Company's day to day operations are primarily dependent on the efforts of the Company's President. The Company's success will be dependent on the ability of the Company's President to locate clients for the Company. This will include locating clients that wish to go public, and brokerage firms willing to underwrite public offerings for them; locating suitable acquisitions for the Company's clients that wish to make acquisitions, then to assist those clients in completing such acquisitions; or in locating a suitable business that the Company may acquire. To accomplish the goals of the Company, the officers and directors might need to secure either debt or equity financing to finance the Company's operations and to market its services. If this becomes necessary, it will be done with terms that are favorable to the Company.

         The Company has no written employment agreement with any of its officers. The Company presently has no key man insurance or director's and officer's liability insurance.

         Control by Current Management. Current directors of the Company collectively own approximately 39.2% of the Company's outstanding Common Stock. By virtue of their share holdings, as well as their positions as directors and officers of the Company, they have a significant influence over the power to elect the entire Board of Directors and to approve or disapprove of corporate action submitted to a vote of the Company's stockholders.

         Shares Eligible for Future Sale. Of the 4,500,000 shares of Common Stock outstanding, approximately 59.1% are unrestricted, or are entitled on the basis of Rule 144 (h) to have "restricted" legends removed, and can be sold at any time, and approximately 40.9% are "restricted" shares within the meaning of Rule 144 under the Securities Act of 1933 (the "Securities Act" or "Act"). Of the restricted shares, approximately 1,766,000 are beneficially owned by directors or executive officers or other affiliates of the Company. Generally, under Rule 144, a person who has held restricted shares for one year may sell such shares, subject to certain volume limitations and other restrictions, without registering them under the Act. Rule 144 generally also permits sales of shares, without any volume limitations, by a person who is not an "affiliate" of the Company (and who has not been an affiliate of the Company during the prior three months) and who has held restricted shares for at least two years.

         Sales of shares of the Company's Common Stock may have an adverse affect on the market price of the Common Stock. Sales of such securities could also adversely affect the Company's ability to raise additional capital in the equities market in the future.

OTHER OPPORTUNITIES

         The Company continues to search for clients and conducts evaluations of business opportunities in other areas of business. It continues to explore the possibilities of obtaining funding for such opportunities. As the December 31, 1998, no agreements have been reached with any person for the commencement of any such activities. No assurance can be given as to when or whether any such opportunities may become available to the Company, or as to the nature of any such opportunities.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company does not own any facilities at this time. The Company has purchased and owns a small amount of office equipment to run the day to day operations of the Company. The Company's President maintains an office of the Company at his private residence, for which the Company pays no rent.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no meetings of the Company's shareholders held during the year ended December 31, 1998. No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the year ended December 31, 1998.





                      (This Space Intentionally Left Blank)

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's initial public offering was completed in July of 1997. The Company's common stock did not trade in any recognized public market until December 24, 1997. From December 24, 1997 through December 31, 1998 the Company's Common Stock has traded on the OTC Bulletin Board, under the symbol "DWNS". The following table sets forth, for the respective periods indicated, the prices of the Company's Common Stock in the over-the-counter market, based on inter-dealer bid prices, without retail markup, markdown, commissions, or adjustments (which may not necessarily represent actual transactions). The quotations have been provided by market makers of the Company's Common Stock and/or the National Quotation Bureau.

            Quarter Ended                       High Bid              Low Bid

            December 31, 1997                   $.05                  $.05

            March 31, 1998                      $.125                 $.05

            June 30, 1998                       $.375                 $.25

            September 30, 1998                  $.4375                $.25

            December  31, 1998                  $0.25                 $0.125


NO. OF STOCKHOLDERS OF RECORD

         As of December 31, 1998, there were approximately 41 holders of record of the Company's Common Stock. The Company believes there are numerous other owners of its Common Stock whose shares are held in street name.


DIVIDEND INFORMATION

         The Company has not paid any dividends in the past. The Company currently intends to retain any and all earnings to finance the development and expansion of its operations and does not anticipate paying cash dividends or making any other distributions on its shares of Common Stock in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including the Company's results of operations, financial condition, business opportunities and capital requirements.

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

RECENT SALES OF UNREGISTERED SECURITIES

         During the year ended December 31, 1998, one hundred sixty six thousand (166,000) shares of unregistered, "restricted" shares of the Company's common stock were issued to James G. Slater for services rendered to the Company over the past two years. The shares were not registered under the Securities Act of 1933, and were issued in reliance on exemptions from registration. There were no other securities sold or issued by the Company during the year ended December 31, 1998.

INITIAL PUBLIC OFFERING

         On April 28, 1997, the Company's registration statement on Form SB-2 was declared effective (Registration No. 333-6440). The offering then promptly commenced, and was terminated in July of 1997 after the sale of 1,034,000 shares of the Company's common stock at an offering price of $.05 per share (before the sale of all 4,000,000 shares of common stock offered) for which the Company received $51,700 in gross offering proceeds. The offering was sold by the Company's President and Secretary who received no commissions or other offering compensation for their sales efforts. All shares sold in the offering were sold by the Company. There were no selling shareholders involved.

         For the period ending July 28, 1997 a Form SR was filed by the Company in which it reported that after deducting the expenses of the underwriting, the Company was left with net offering proceeds of approximately $40,516.00. Other expenses of approximately $5,450.00 were then reported in the filing. For the three month period ending September 30, 1997, the Company reported other net proceeds uses of approximately $9,864 that were reported in the Company's Form 10-QSB covering that period. A similar report for the quarter ended December 31, 1997 was made by the Company in its 1997 Annual Report to Shareholders as filed with the SEC.

         During 1998, subsequent reports were made in the Company's Quarterly Reports, accounting for and describing the use of all offering proceeds. Once all offering proceeds had been expended and accounted for, no further use of proceeds reports were made, or were required to be made.

         The aforementioned uses of proceeds did not represent a material change in the use of proceeds described in the Company's prospectus.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         The Company was formed on November 26, 1996 to engage primarily in the business of financial consulting. Its corporate charter authorizes it to seek out and assist clients in evaluating their current financial condition and future financial needs. The Company attempts to assist such clients in furthering their business plans and goals. In the final quarter of 1998, the Company's Board decided that, in addition to its efforts as a financial consulting business, it would be in the best interest of the Company and the Company's shareholders, to seek out an already going concern and attempt to acquire its assets and business for the Company. The Company has a limited operating history. Much of the Company's time and efforts during the past year were devoted to completing the security contracts awarded to the Company, evaluating the possibilities of entering the cosmetic hair removal business, and searching for consulting clients.

PLAN OF OPERATION

         The Company's plan of operations for the next twelve months is to focus on the following:

         1. To increase the Company's financial consulting clientele, and provide financial consulting services to its clients.

         2. To seek out an already going concern that is preferably engaged in an internet related business, then attempt to acquire the business and assets of such a concern.

         The Company's assets are limited at the present time. The Company hopes to generate revenues from financial consulting services, or to acquire the business and assets of an already going concern. Otherwise, the Company will need to seek capital through loans or through the issuance of debt or equity securities to continue as a "going concern". The Company presently has no plans to seek loans or raise capital through the sale of its securities. No assurance can be given that the Company will be able to obtain any loans or raise capital through the issuance of securities if it seeks to do so. Unless the Company produces revenue from its consulting business or other sources, or the Company acquires capital through loans or the issuance of debt or equity securities, or through an acquisition, the Company will only be able to satisfy it estimated cash requirements for approximately 6 months.

         The Company does not expect: (a) to engage in any research and development of any kind during 1999; (b) to purchase or sell any plant or significant equipment during 1999; or (c) any significant changes in the number of employees during 1999.


RESULTS OF OPERATIONS

         For the year ended December 31, 1998, the Company experienced a net loss of approximately $91,440 compared to a net loss of $25,446 in 1997. Management attributes the 1998 loss, as well as the increased loss compared to 1997, to increased general and administrative costs which include the issuance of 166,000 shares of common stock to James G. Slater, an officer and a director of the Company, for services rendered over the past two years. The stock issued to Mr. Slater was valued at $.50 per share at the time it was issued.

         Revenues

         The Company generated its first operating revenues during the months of October and November of 1997. These revenues were the result of contracts awarded to the Security Division of the Company by U. S. Satellite, a division of the American Stores Company, to have burglar alarm systems installed in 2 Osco Drug Stores in Helena, Montana. These were the only revenues generated by the Company during the year ended December 31, 1997, other than interest income on funds invested in a money market account. The Security Division of the Company was formed on September 3, 1997 at a meeting of the Board of Directors after the Company's President had been presented with an opportunity to have security systems installed for U. S. Satellite, a Division of the American Stores Company.

         The Company was awarded 10 more contracts by U. S. Satellite in December of 1997. These contracts required the Company to have burglar alarm systems and CCTV systems installed in 10 new Osco Drug Stores in various states throughout the U.S. These contracts were completed during the first quarter of 1998 and supplied the Company with the majority of its revenues for the year.

         Cost of Sales

         During the year ended December 31, 1998, the Company's cost of sales were $45,473, as compared to $0.00 during the year ended December 31, 1997.

         General and administrative costs were $150,375 in 1998, offset by revenues of $104,017, in contrast with general and administrative costs of $37,820, in 1997, offset by revenues of $12,675. General and administrative costs consisted of costs associated with the day to day operation of the
Company: rent and general office expenses, expenses associated with locating new clients (which included travel and entertainment expenses) sales bonuses and the salary paid to the Company's President, and the compensation paid to Mr. Slater by issuing shares of the Company's common stock to him. These were the major portions of general and administrative expenses incurred during the year ended December 31, 1998.

         Expenses

         General and administrative expenses of $150,375 in 1998, increased $112,555 from the $37,820 of general and administrative expenses incurred during the same period in 1997. This was due primarily to the 166,000 shares of "restricted" common stock issued to James G. Slater for services rendered to the Company over the past two years. The stock was valued at a "fair market value" of $.50 per share ($83,000) which was determined by the average price of trades occurring during the year in the thinly traded market of the common stock of the Company on the OTC Bulletin Board - as required by the SEC reporting standards. Other general and administrative costs consisted of costs associated with salaries, rent, general office expenses, sales bonuses, expenses associated with locating new clients (which included travel and entertainment expenses) and certain costs (other than cost of sales) associated with completing the contracts awarded to the Company's Security Division to have security systems installed in 10 new Osco Drug Stores throughout the country.

         Cash and Cash Equivalents

         During 1998, the Company's cash position decreased as the Company's cash amounts were reduced to $8,896 at December 31, 1998, as compared to cash of $16,706 at year end in 1997.


GOING CONCERN OPINION

         The Company's independent accountant has issued a "going concern" opinion in which the independent accountant stated "the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow to continue as a going concern."

         During the year ended December 31, 1998, approximately 99% of the Company's revenue was generated from its security division which has been discontinued.

         The Company presently has no financing arrangements with any persons or institutions, nor is the Company indebted to any person or institution for any amount, other than amounts incurred in the normal course of business. The Company's financial resources are extremely limited at this time. The Company has no foreseeable sources of revenue. The Company's future success will depend on the acquisition of clients and revenues received from such clients, the acquisition of the business and assets of an already going concern, the Company's ability to secure financing of some kind, or to produce sufficient revenues from other sources to allow the Company to continue its operations.


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




                      (This Space Intentionally Left Blank)

                                                     PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


         The table below sets forth the name, age, and position of each director and executive officer of the Company, and all persons nominated or chosen to become such:

--------------------------------------------------------------------------------
                                                                    Year First
                                                                      Became
Name                      Age    Position*                           Director

Barry A. Ellsworth         45    President, Treasurer, Director        1996

Richard S. Cutler          52    Vice President, Director              1998

James G. Slater            51    Secretary, Director                   1996

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

         BARRY A. ELLSWORTH assumed his present positions with the Company in November of 1996 when the Company was first organized. Mr. Ellsworth worked as a stock broker for the firms of Dean Witter Reynolds, Wilson-Davis, and Prudential-Bache Securities in the early 1980s. In 1984 he formed the financial consulting firm of Ellsworth & Associates. The firm specialized in mergers and acquisitions. In 1988, Mr. Ellsworth wrote a best-selling book and focused the majority of his time and efforts on writing, speaking, and travel, from that time until the fall of 1996. In the fall of 1996, he helped organize Downstream Incorporated - DSI, the Company. He has acted as the Company's President, Treasurer, and as a Director since its inception.

         RICHARD S. CUTLER became a member of the Board of Directors on December 2, 1998. Mr. Cutler graduated from the University of Utah in 1968 with a Bachelors degree in History. He worked in sales and as a sales trainer for the Xerox Corporation from 1970 to 1973. Since that time, and to the present, Mr. Cutler has been an independent investor, directing his own accounts.

         JAMES G. SLATER has acted as the Company's Secretary since August of 1998, and as a director since the Company's inception. In the mid to late 1980s, Mr. Slater worked as a consultant for the financial consulting firm of Ellsworth & Associates. From February 1990 to October 1995 he served as Vice President of Theatrical and Ancillary Sales for Imperial Entertainment of Los Angeles, CA. From October 1995 to August 1997 he worked at Full Moon Studios in Los Angeles, CA. as Director of TV Sales. Since February 1, 1998 he has worked as a Sales Representative at 24/7 Media, Inc. in Los Angeles, CA.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 does not presently apply to the Company's officers and directors, or persons who own more than 10% of the Company's Common Stock.


ITEM 10.  EXECUTIVE COMPENSATION


         The only officer or director of the Company that currently receives a salary is the Company's President, Barry A. Ellsworth. The Company pays Mr. Ellsworth a monthly salary of $2,000, plus, up to a 20% bonus on any and all revenues generated by the Company as a result of Mr. Ellsworth's efforts. No officers or directors of the Company have been paid sums of $100,000 or more since the Company's inception.

         The following table includes compensation information for the Company's Chief Executive Officer, the Company's four most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of the last fiscal year, and up to two additional highly compensated individuals who were not serving as executive officers as of the end of the last fiscal year (collectively, the "Named Executive Officers"). However, the named executive officers shall not include any person whose total annual salary and bonus did not exceed $100,000.

                           Annual Compensation                          Long-term Compensation
                           -------------------------------------------  --------------------------------

                                                                                       Securities
                       Yr  Salary        Bonus      Other Annual        Restricted     Underlying      Other Com-
                                                    Compensation        Stock Awards   Options/SARs    pensation
----------------------------------------------------------------------------------------------------------------------
Barry A. Ellsworth     98     $22,000      $19,300          -                  -              -              -

                       97     $12,000      $2,535           -                  -              -              -

                       96     $ 2,500         -             -                                            $7,500(1)
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


COMPENSATION OF DIRECTORS

         Directors of the Company are not compensated for serving on the board of directors or on committees. All persons currently serving as directors of the Company also serve as officers and/or employees of the Company. Mr. Ellsworth receives compensation as an employee, and Mr. Slater was issued 166,000 shares of restricted stock (valued at $.50 per share) during the year for his services as an officer for the past two years, but neither of them receives separate compensation for the services they provide to the Company as directors, nor do any of the other officers of the Company. They receive no additional compensation for any committee participation or special assignments. The Company presently has no committees.


EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
ARRANGEMENTS

         There currently are no written employment contracts between the Company and a Named Executive Officer. The employment of each Named Executive Officer is on an "at will" basis. The Company has agreed to pay Mr. Ellsworth, the Company's President, a salary of $2,000 per month for his services in running the day to day operations of the Company. He, as well as any other officer and/or director, is allowed to receive a bonus of up to 20% on any and all revenues generated by the Company as a direct result of his or their efforts.

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


RETIREMENT AND REIMBURSEMENT PLANS

         The Company has no retirement, pension, profit sharing or medical reimbursement plans covering its officers and directors. However, the Company does provide medical insurance for the Company's President.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of December 31, 1998, there were 4,500,000 shares of the Company's Common Stock issued and outstanding - $0.001 par value per share. The following table sets forth the names, addresses and stock ownership of all persons known to the Board of Directors of the Company who own, of record or beneficially, five per cent (5%) or more the Company's outstanding Common Stock, together with the stock ownership of the Company's directors individually, and all officers and directors as a group, as of December 31, 1998.

      --------------------------------------------------------------------------------------------------------
      Name and Address of                              Amount and Nature of                   Percent of
      Beneficial Owner                                 Beneficial Ownership(1)                Class
      5% Beneficial Owners:
      Barry A. Ellsworth                                1,500,000    Shares                   33.3%
      6337 Highland Drive
      Salt Lake City, Utah 84121

      CMI, L.L.C. (2)                                     425,000    Shares                    9.4%
      406 W. South Jordan Pky.
      Suite 500
      South Jordan, Utah 84095

      James G. Slater                                     266,000    Shares                    5.9%
      6331 Langdon Ave.
      Van Nuys, CA 91411

      Directors (3)
      Barry A. Ellsworth                                1,500,000    Shares                   33.3%
      6337 Highland Drive
      Salt Lake City, Utah 84121

      Richard S. Cutler                                      -                                  -
      278 D Street #11
      Salt Lake City, Utah 84103

      James G. Slater                                     266,000    Shares                    5.9%
      6331 Langdon Ave.
      Van Nuys, CA 91411

      All Officers and Directors                        1,766,000    Shares                   39.2%
       as a Group (3 persons)
      --------------------------------------------------------------------------------------------------------

(1) Except as otherwise indicated, all shares represent Common Stock held of record and beneficially.

(2) CMI, L.L.C. is a limited liability company that is engaged in the commercial mortgage business. Its principal owner is Dan E. Christensen. CMI, L.L.C. is not affiliated with the Company or its management other than through CMI, L.L.C.'s stock ownership in the Company. As of December 31, 1998, CMI, L.L.C. owned 200,00 shares of record and an additional 225,000 shares beneficially.

(3) All common shares held by the Officers and Directors listed above are "restricted or control securities" and as such are subject to limitations on resale. The shares may be sold pursuant to Rule 144 under certain circumstances. The shares held by CMI/Dan E. Christensen listed above, are not restricted shares and may be sold at the shareholder's discretion. There are no contractual arrangements or pledges of the Company's securities, known to the Company, which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


RENT

         From September 1997 through August 1998, the Company paid $300 per month to Intermountain Mortgage as rent for office space which consisted of a private office and the shared use of a computer network, photocopy machine, fax machine and reception services. The agreement concerning this rental arrangement was verbal. Intermountain Mortgage is owned by Joe D. Thomas, who was an officer and a director of the Company until August 17, 1998, and a major shareholder, and Rob Karz, who was a major shareholder of the Company. The sum of $300 dollars a month was considered a favorable rate to the Company when compared to the prices of similar office space in the surrounding area.

         The Company currently maintains its offices at Mr. Ellsworth's home for which no rent is presently being charged.


ISSUANCE OF STOCK

         Mr. Ellsworth received 1,500,000 shares of the Company's common stock in 1996 for his efforts in organizing and founding the Company. At that time the shares were valued at a total of $7,500.

         Mr. Slater received 166,000 shares of the Company's common stock in 1998 for his services to the Company over the previous two years. At the time, the shares were valued by the Company's accountant for reporting purposes to the SEC at $83,000 or $.50 per share. This value was based on the average trading price of the Company's stock. However, the stock was "restricted stock" that can not be sold in the open market until the requirements of Rule 144 have been met.


MANAGEMENT COMPENSATION

         Mr. Ellsworth receives a salary of $2,000 per month, plus a bonus of up to 20% of all revenues that he produces for the Company. In 1998, Mr. Ellsworth's bonuses totaled $19,300. Other officers and directors are also entitled to earn bonuses equal to 20% of the revenues that they produce for the Company.


MANAGEMENT'S OPINION

         Each of the above described transactions when entered into, were, in the opinion of management, as favorable to the Company as could have been obtained from independent third parties.

                                     PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


(1)      Reports on Form 8-K

         Registrant filed no reports on Form 8-K during the quarter ended December 31, 1998.


(2)      Exhibits

                          ANNUAL REPORT ON FORM 10-KSB
                          DOWNSTREAM INCORPORATED - DSI
                                  SEC FILE NO.
                                  EXHIBIT INDEX

Exhibit    Exhibit
Number     Description                                           Location

 3.1       Certificate of Incorporation of Registrant -          Incorporated by
           Incorporated  by reference from  Registrant's         Reference
           Registration Statement on Form SB-2 as filed on April 28, 1997

 3.2       Bylaws of Registrant - Incorporated by reference      Incorporated by
           from Registrant's Registration Statement on Form      Reference
           SB-2 as filed on April 28, 1997

 3.3       Amendment  of  Articles  of  Incorporation  of        Incorporated by
           Downstream Incorporated - DSI Incorporated by         Reference
           reference  from   Registrant's   Registration
           Statement  on Form SB-2 as filed on April 28,
           1997

 3.4       Amendment of Bylaws of Downstream Incorporated -      Incorporated by
           DSI  -   Incorporated   by   reference   from         Reference
           Registrant's  Registration  Statement on Form
           SB-2 as filed on April 28, 1997

10.1       Material Contract with U. S. Satellite to have        Incorporated by
           burglar alarm  systems and closed  circuit TV         Reference
           systems installed in 4 Osco Drug Stores in the Kansas City, KS area. Incorporated by reference from Registrant's Form 10-KSB for the period ended December 31, 1997, as filed on March 31, 1998.

10.2       Material Contract with U. S. Satellite to have        Incorporated by
           burglar alarm  systems and closed  circuit TV         Reference
           systems installed in 2 Osco Drug Stores in the South Boston, MA area. Incorporated by reference from Registrant's Form 10-KSB for the period ended December 31, 1997, as filed on March 31, 1998.

10.3       Material Contract with U. S. satellite to have        Incorporated by
           burglar alarm  systems and closed  circuit TV         Reference
           systems installed in 2 Osco Drug Stores - one in Des Moines, IA, another in Davenport, IA.
           Incorporated  by reference from  Registrant's
           Form 10-KSB for the period ended December 31, 1997, as filed on March 31, 1998.

10.4       Material Contract with U. S. satellite to have        Incorporated by
           a burglar  alarm system and a closed  circuit         Reference
           TV system installed in an Osco Drug Store in South Bend, IN. Incorporated by reference from Registrant's Form 10-KSB for the period ended December 31, 1997, as filed on March
           31, 1998.

10.5       Material Contract with U. S. satellite to have        Incorporated by
           a burglar  alarm system and a closed  circuit         Reference
           TV system installed in an Osco Drug Store in Waukesha, WI. Incorporated by reference from Registrant's Form 10-KSB for the period ended
           December  31,  1997,  as filed  on March  31,
           1998.

27.1       Financial Data Schedule                               Page   33



                      (This Space Intentionally Left Blank)

                                   SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DOWNSTREAM INCORPORATED - DSI


Date:  March 1, 1999                          By /s/ Barry A. Ellsworth
                                                --------------------------------
                                              Barry A. Ellsworth, Chief
                                              Executive Officer, President,
                                              Principal Financial and Accounting
                                              Officer, Treasurer, Director



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 1, 1998                       By /s/ Barry A. Ellsworth
                                              ----------------------------------
                                              Barry A. Ellsworth, Chief
                                              Executive Officer, President,
                                              Principal Financial and Accounting
                                              Officer, Treasurer, Director

Date: March 1, 1998                           /s/ Richard S. Cutler
                                              ----------------------------------
                                              Richard S. Cutler
                                              Vice President, Director


Date: March 1, 1998                           /s/ James G. Slater
                                              ----------------------------------
                                              James G. Slater
                                              Secretary, Director

                                DOWNSTREAM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

                                 C O N T E N T S


Independent Auditors' Report............................................ F-3

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

Statements of Cash Flows................................................ F-7

Notes to the Financial Statements....................................... F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Downstream, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Downstream, Inc. (a development stage company) as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 and from inception on November 26, 1996 through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Downstream, Inc. (a development stage company) as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and from inception on November 26, 1996 through December 31, 1998 in conformity with generally accepted accounting principles.

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

/s/ Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah
February 3, 1999



                                                 DOWNSTREAM, INC.
                                           (A Development Stage Company)
                                                   Balance Sheet


                                                      ASSETS

                                                                                                  December 31,
                                                                                                     1998
                                                                                            --------------------
CURRENT ASSETS
   Cash                                                                                     $              8,896
                                                                                            --------------------

     Total Current Assets                                                                                  8,896

FIXED ASSETS (Note 6)                                                                                        848
                                                                                            --------------------

     TOTAL ASSETS                                                                           $              9,744
                                                                                            ====================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                                         $                117
                                                                                            --------------------

     Total Current Liabilities                                                                               117

     TOTAL LIABILITIES                                                                                       117

STOCKHOLDERS' EQUITY

   Preferred stock: 50,000,000 shares
    authorized of $0.001 par value, -0-
    shares issued and outstanding                                                                         -
   Common stock: 100,000 shares authorized
    of $0.001 par value, 4,500,000 shares
    issued and outstanding                                                                                 4,500
   Additional paid-in capital                                                                            133,004
   Deficit accumulated during the development stage                                                     (127,877)
                                                                                            --------------------

     Total Stockholders' Equity                                                                            9,627

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $              9,744
                                                                                            ====================

   The accompanying notes are an integral part of these financial statements.




                                                 DOWNSTREAM, INC.
                                           (A Development Stage Company)
                                             Statements of Operations

                                                                                                     From
                                                                                                  Inception on
                                                                                                  November 26,
                                                           For the Years Ended                   1996 through
                                                                December 31,                      December 31,
                                                          1998                1997                    1998
                                                   ------------------    -----------------     -----------------
REVENUES                                           $          104,017    $          12,675     $         116,692

COST OF SALES                                                  45,473               -                     45,473
                                                   ------------------    -----------------     -----------------

GROSS PROFIT                                                   58,544               12,675                71,219
                                                   ------------------    -----------------     -----------------

EXPENSES

   General and administrative                                 150,375               37,820               199,170
   Depreciation and amortization                                  513                  301                   830
                                                   ------------------    -----------------     -----------------

     Total Expenses                                           150,888               38,121               200,000
                                                   ------------------    -----------------     -----------------

NET LOSS FROM OPERATIONS                                      (92,344)             (25,446)             (128,781)

OTHER INCOME                                                      904               -                        904
                                                   ------------------    -----------------     -----------------

NET LOSS                                           $          (91,440)   $         (25,446)    $        (127,877)
                                                   ==================    =================     =================

BASIC NET LOSS PER SHARE                           $            (0.02)   $           (0.00)
                                                   ==================    =================

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                                4,458,500            3,814,912
                                                   ==================    =================

   The accompanying notes are an integral part of these financial statements.



                                                 DOWNSTREAM, INC.
                                           (A Development Stage Company)
                                        Statements of Stockholders' Equity

                                                                                                                             Deficit
                                                                                                                         Accumulated
                                                                                   Additional       During the
                                                          Common Stock              Paid-in          Development
                                                    Shares          Amount          Capital           Stage
                                               --------------   --------------   --------------   --------------
Balance, November 26, 1996                             -        $       -        $       -        $       -

Common stock issued for services
 rendered valued at $0.005 per share                1,500,000            1,500            6,000           -

Common stock issued for cash
 valued at $0.005 per share                         1,800,000            1,800            7,200           -

Net loss from inception on
  November 26, 1996 through
  December 31, 1996                                    -                -                -               (10,991)
                                               --------------   --------------   --------------   --------------

Balance, December 31, 1996                          3,300,000            3,300           13,200          (10,991)

Common stock issued for cash
 valued at $0.05 per share                          1,034,000            1,034           50,666           -

Stock offering costs                                   -                -               (13,696)          -

Net loss for the year ended
 December 31, 1997                                     -                -                -               (25,446)
                                               --------------   --------------   --------------   --------------

Balance, December 31, 1997                          4,334,000            4,334           50,170          (36,437)

Common stock issued for services
 at $0.50 per share                                   166,000              166           82,834           -

Net loss for the year ended
 December 31, 1998                                     -                -                -               (91,440)
                                               --------------   --------------   --------------   --------------

Balance, December 31, 1998                          4,500,000   $        4,500   $      133,004   $     (127,877)
                                               ==============   ==============   ==============   ==============

   The accompanying notes are an integral part of these financial statements.




                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                                From
                                                                                                            Inception on
                                                                                                            November 26,
                                                                    For the Years Ended                    1996 Through
                                                                         December 31,                       December 31,
                                                                 1998                  1997                    1998
                                                            -----------------     -----------------     -------------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net loss                                                  $         (91,440)    $         (25,446)    $          (127,877)
  Adjustments to Reconcile Net Income
  (Loss) to Net Cash Used in Operating Activities:
  Stock issued for services                                            83,000                -                       90,500
  Depreciation and amortization                                           513                   301                     820
  Increase (decrease) in accounts payable                                 117                  (559)                    117
                                                            -----------------     -----------------     -------------------

     Net Cash (Used) By Operating Activities                           (7,810)              (25,704)                (36,440)
                                                            -----------------     -----------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                             -                     (1,359)                 (1,359)
  Organization costs paid                                              -                     -                         (309)
                                                            -----------------     -----------------     -------------------

     Net Cash (Used) By Investing Activities                           -                     (1,359)                 (1,668)
                                                            -----------------     -----------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Stock issuance costs                                                 -                    (13,696)                (13,696)
  Common stock issued for cash                                         -                     51,700                  60,700
                                                            -----------------     -----------------     -------------------

     Net Cash Provided By Financing Activities                         -                     38,004                  47,004
                                                            -----------------     -----------------     -------------------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                                      (7,810)               10,941                   8,896

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                   16,706                 5,765                  -
                                                            -----------------     -----------------     -------------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                  $           8,896     $          16,706     $             8,896
                                                            =================     =================     ===================


Cash Paid For:

  Interest                                                  $          -          $          -          $            -
  Income taxes                                              $          -          $          -          $            -

   The accompanying notes are an integral part of these financial statements.

                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1998 and 1997


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

              d.  Basic Loss Per Share

              The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements.

              e.  Provision for Taxes

              At December 31, 1998, the Company had net operating loss carryforwards of approximately $53,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1998 and 1997


NOTE 1 -      ORGANIZATION AND HISTORY (Continued)

              g.  Property, Equipment and Depreciation

              Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful life of 5 years.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. In addition to its continued search for financial consulting clients, the Company's Board of Directors decided it would be in the best interest of the Company to attempt to locate and acquire the assets and business of an already going concern that was in some way related to the internet. Locating additional consulting clients, and/or locating and acquiring the business and assets of an internet related concern will be the Company's primary objectives in the coming year.

NOTE 3 -      STOCK TRANSACTIONS

              On December 10, 1996, the Company issued 1,500,000 shares of common stock for services rendered by a related party. The shares were valued at $0.005 per share.

              On December 10, 1996, the Company issued 1,800,000 shares of stock for cash at $0.005 per share.

              On October 2, 1998, the Company issued 166,000 shares of stock for services rendered by a related party. The shares were valued at $0.50 per share.

NOTE 4 -      PUBLIC OFFERING

              The Company has completed an offering of 1,034,000 shares of its previously unissued common stock to the public at $0.05 per share. The Company incurred offering costs of $13,696 which were offset against the proceeds of the offering.

                                DOWNSTREAM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1998 and 1997


NOTE 5 -      COMMITMENTS

              Officer Compensation - The Company has committed to paying the President $2,000 per month since more than $50,000 was raised in the public offering. In addition to the salaries, the Company has agreed to pay its President and its other officers a commission of up to 20% of revenues generated by their efforts.

NOTE 6 -      FIXED ASSETS

              Fixed assets at December 31, 1998 consisted of the following:

                                                      December 31,
                                                         1998

              Fax machine                        $              424
              Televisions                                       935
                                                 ------------------

              Less accumulated depreciation                    (511)
                                                 ------------------

              Net fixed assets                   $              848
                                                 ==================

              Depreciation expense for the years ended December 31, 1998 and 1997 was $272 and $204, respectively.