Form 10QSB
period 1999-03-31
DOWNSTREAM INC \DSI\
filed 1999-04-27
CIK 1033504

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

 For the fiscal quarter ended                    Commission file number
       03/31/99                                       333-6440

                          DOWNSTREAM INCORPORATED - DSI
                 (Name of Small Business Issuer in its Charter)


             Utah                                      87-0567618
   -------------------------------             ----------------------------
   (State or Other Jurisdiction of             (IRS Employer Identification
   Incorporation or Organization)                          No.)

                    6337 Highland Drive
                    Salt Lake City, Utah                   84121
          ----------------------------------------       ----------
          (Address of Principal Executive Offices)       (Zip Code)

                    Issuer's telephone number: (801) 916.1371

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

                                  Yes X No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest praA Fcticable date.

         As of March 31, 1999, the issuer had outstanding approximately 4,600,000 shares of its Common Stock, $0.001 par value.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  Financial Statements.

         The unaudited balance sheet of Downstream Incorporated-DSI (the "Company") as of March 31, 1999 and the related audited balance sheet of the Company as of December 31, 1998, the unaudited related statements of operations and cash flows for the three month period ended March 31, 1999, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

         The accompanying financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position of the Company.


History

         The Company was organized on November 26, 1996, as a financial consulting firm, and soon thereafter issued 3,300,000 shares of its common stock to its founders and to other shareholders. The Company commenced a public offering of its common stock on April 28, 1997 pursuant to which it raised $51,000 in gross offering proceeds and issued an additional 1,034,000 shares of its common stock at the public offering price of $0.05 per share. An officer and director of the Company was issued 166,000 shares of common stock during the forth quarter of 1998 for services rendered to the Company over the preceding two years. In January of 1999, the Company issued 100,000 shares of common stock to an officer and director of the Company in exchange for $5000, which the Company has used as working capital during the first quarter of 1999.

         In the third quarter of 1997, a Security Division was created when the Company was presented with an opportunity to participate in the security industry. The Security Division was the primary source of operating revenue for the Company from inception. During the last quarter of 1997, and the first quarter of 1998, the Company received and completed 12 security contacts awarded to the Company by U.S. Satellite, a division of the American Stores Company. Due to a change in management at U.S. Satellite precipitated by Albertson's purchase of the American Stores Company, no further contracts were awarded to the Company. The Security Division was subsequently closed early in the third quarter of 1998. During that time the Company's Board decided to seek out other opportunities as potential sources of revenue for the Company.

         Negotiations were entered into during the third quarter of 1998 with three different physicians concerning opening and operating cosmetic hair removal centers across the country using a machine known as the EpiLight Hair
Removal System. During said negotiations, Robert W. Later, M.D. was made an officer and a director of the Company on an interim basis to act as a consultant for the Company until such negotiations could be finalized. However, due to the high cost of the machines themselves, and numerous difficulties encountered in attempting to negotiate agreements with physicians that would be financially beneficial to the Company, it was decided not to enter the cosmetic hair removal business, and said negotiations were terminated.

         During the fourth quarter of 1998, the Board of Directors made a decision that it would be in the best interest of the Company, and the Company's shareholders, to attempt to seek out and acquire the business and assets of a going concern. The Company began its search focusing primarily on profitable companies doing business on the Internet. Many different companies were contacted and evaluated. The Company entered into negotiations to acquire the business and assets of Netbilling, Inc. of Valencia, CA in January of 1999. As of the date of this writing, those negotiations are still under way. The Company is currently waiting for needed financial information to be received so an audit of Netbilling's financial records can be completed.

         The Company entered into negotiations with a German concern in February of 1999. As of the date of this writing, letters of intent have been signed by the principles of the German concern and the Company to acquire certain businesses, assets and sales and licensing rights of and from said German concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         During the three month period ended March 31, 1999 the Company had operating revenues of $0.00 compared to operating revenues of $103,607 for the three months ended March 31, 1997. Loss per share was approximately $0.00 for the quarter ended March 31, 1999, compared to a profit of $0.01 per share for the same period a year earlier. The notable difference in revenues in 1999 compared to the first quarter of 1998 was due to the 12 security contracts awarded to the Company during the first quarter of 1998 vs. no contracts being awarded in 1999. No operating revenues were generated during the first quarter of 1999. Five thousand dollars ($5,000) was received by the Company from an officer and a director of the Company in exchange for 100,000 shares of common stock. Said is restricted under "Rule 144".

         Costs of sales for the three-month period ended March 31, 1999 were $000.00 compared to costs of sales of $44,417 for the same period during 1998. For the three month period ended March 31, 1999, the Company had a net loss of $(9,793), resulting in a net loss per share of approximately $0.00, compared to a net profit of $40,161 during the first quarter of 1998, resulting in a net profit per share of $0.01.

         General and administrative expenses for the first quarter of 1999 were $9,746 compared to general and administrative expenses of $19,168 for the same period in 1998.

         The Company's losses during the first quarter of 1999 were due to a lack of revenues, and costs associated with general and administrative expenses and the Company's search for a going concern.

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

         During the fourth quarter of 1998, the Board of Directors made a decision that it would be in the best interest of the Company, and the Company's shareholders, to attempt to seek out and acquire the business and assets of a going concern. The Company began its search focusing primarily on profitable companies doing business on the Internet. Several different companies were contacted and evaluated. The Company entered into negotiations to acquire the business and assets of Netbilling, Inc. of Valencia, CA in January of 1999. As of the date of this writing, those negotiations are still under way, and the Company is waiting for an audit of Netbilling's business to be completed. The Company entered into negotiations with a German concern in February of 1999. As of the date of this writing, letters of intent have been signed by the principles of the German concern and the Company to acquire certain businesses, assets and sales and licensing rights of and from said German concern.

         The Company believes that either or both of these acquisitions can be made, and that the Company and its shareholders will be benefited by doing so. However, no assurance can be given that the Company will be successful in completing either of the said acquisitions.

Balance Sheet Information.

Assets

         As of March 31, 1999, the Company reported total assets of $4,834, down $4,910 from the $9,744 reported as of December 31, 1998. Current assets as of March 31, 1999 were $4,054, down $4,842 from the $8,896 reported as of December 31, 1998. The changes in total and current assets as of March 31, 1999 from those reported as of December 31, 1998 reflect primarily an decrease in cash due to general and administrative expenses incurred during the first quarter of the year.

         Fixed assets were $780 as of March 31, 1999, down $68 from the fixed assets of $848 reported as of December 31, 1998. This change was due to accumulated depreciation.

Liabilities

         The Company had liabilities of $0.00 as of March 31, 1999. Liabilities of $117 were reported as of December 31, 1998.


Liquidity and Capital Resources as of March 31, 1999.

         The Company received a small infusion of capital during the first quarter of the year from stock that was purchased by one of the Company's officers during the quarter. Said capital has allowed the Company to continue as a "going concern" over the past three months. However, that capital has been reduced significantly due to general and administrative expenses incurred over the past three months. To continue as a "going concern" the Company will need to find other sources of revenue and/or debt or equity financing of some kind.

         The Company's most significant cash needs in the foreseeable future will include payment of general and administrative expenses, expenses related to the Company's attempts to complete the aforementioned acquisitions, and other expenses related to the Company's business.

         The Company is currently attempting to complete, one or both, of the aforementioned acquisitions. No assurance can be given that such acquisitions can be completed, or that the Company's resources will be adequate to take advantage of any other such opportunities if they were to materialize.



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

                                             DOWNSTREAM INCORPORATED - DSI
                                                  (Registrant)


Date: April 26, 1999                         By /s/ Barry A. Ellsworth
                                                --------------------------------
                                                Barry A. Ellsworth
                                                President

April 26, 1999


The accompanying balance sheet was prepared by Downstream Incorporated - DSI (a development stage company) as of March 31, 1999. The related statements of operations, stockholders' equity and cash flows for the three months ended March 31, 1999 have not been audited. However, management believes they represent fairly the financial operations and condition of the Company for said period. The accompanying balance sheet as of December 31, 1998 was audited by Jones, Jensen & Company who expressed an unqualified opinion on it in their report, dated February 3, 1999.


/s/ Downstream Incorporated - DSI

                          DOWNSTREAM INCORPORATED - DSI
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 1999 and December 31, 1998

                                 C O N T E N T S


Balance Sheets........................................................... F-3

Statements of Operations................................................. F-4

Statements of Stockholders' Equity....................................... F-5

Statements of Cash Flows................................................. F-6

Notes to the Financial Statements........................................ F-7

                          DOWNSTREAM INCORPORATED - DSI
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                                             March 31,           December 31,
                                                                               1999                  1998
                                                                         -----------------     -----------------
                                                                             (Unaudited)
CURRENT ASSETS
   Cash                                                                  $           4,054     $           8,896
                                                                         -----------------     -----------------

     Total Current Assets                                                            4,054                 8.896
                                                                         -----------------     -----------------

FIXED ASSETS (Note 6)                                                                  780                   848
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $           4,834     $           9,744
                                                                         =================     =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                      $          -          $             117
                                                                         -----------------     -----------------

     Total Current Liabilities                                                      -                        117
                                                                         -----------------     -----------------

     Total Liabilities                                                              -                        117
                                                                         -----------------     -----------------

STOCKHOLDERS' EQUITY

   Preferred stock: 50,000,000 shares authorized
    of $0.001 par value, -0- shares issued and
    outstanding                                                                     -                     -
   Common stock: 100,000 shares authorized of
    $0.001 par value, 4,500,000 shares issued
    and outstanding                                                                  4,600                 4,500
   Additional paid-in capital                                                      137,904               133,004
   Deficit accumulated during the development stage                               (137,670)             (127,877)
                                                                         -----------------     -----------------

     Total Stockholders' Equity                                                      4,834                 9,627
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $           4,834     $           9,744
                                                                         =================     =================

              The accompanying notes are an integral part of these
                             financial statements.



                          DOWNSTREAM INCORPORATED - DSI
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                     From
                                                                                                 Inception on
                                                         For the Three Months Ended               November 26,
                                                         March 31,           March 31,           1996 Through
                                                           1999                1998                  1999
                                                    ------------------   -----------------     -----------------
REVENUES                                            $           -        $         103,607     $         116,692

COST OF SALES                                                   -                   44,417                45,473
                                                    ------------------   -----------------     -----------------

GROSS PROFIT                                                    -                   59,190                71,219

EXPENSES

   General and administrative                                    9,746              19,168               208,916
   Depreciation and amortization                                    68                  84                   898
                                                    ------------------   -----------------     -----------------

     Total Expenses                                              9,814              19,252               209,814
                                                    ------------------   -----------------     -----------------

NET INCOME (LOSS) FROM
 OPERATIONS                                                     (9,814)             39,938              (138,595)

OTHER INCOME                                                        21                 223                   925
                                                    ------------------   -----------------     -----------------

NET INCOME (LOSS)                                   $           (9,793)  $          40,161     $        (137,670)
                                                    ==================   =================     =================

NET INCOME PER SHARE                                $             0.00   $           (0.01)
                                                    ==================   =================

WEIGHTED AVERAGE NUMBERS
 OF SHARES OUTSTANDING                                       4,583,333           4,334,000
                                                    ==================   =================

              The accompanying notes are an integral part of these
                             financial statements.



                          DOWNSTREAM INCORPORATED - DSI
                          (A Development Stage Company)
                       Statements of Stockholders' Equity


                                                                                                     Deficit
                                                                                                    Accumulated
                                                                                   Additional        During the
                                                          Common Stock              Paid-in         Development
                                                    Shares          Amount          Capital           Stage
                                               --------------   --------------   --------------   --------------
Balance, November 26, 1996                             -        $       -        $       -        $       -

Common stock issued for services
 rendered valued at $0.005 per share                1,500,000            1,500            6,000           -

Common stock issued for cash
 valued at $0.005 per share                         1,800,000            1,800            7,200           -

Net loss from inception on
  November 26, 1996 through
  December 31, 1996                                    -                -                -               (10,991)
                                               --------------   --------------   --------------   --------------

Balance, December 31, 1996                          3,300,000            3,300           13,200          (10,991)

Common stock issued for cash
 valued at $0.05 per share                          1,034,000            1,034           50,666           -

Stock offering costs                                   -                -               (13,696)          -

Net loss for the year ended
 December 31, 1997                                     -                -                -               (25,446)
                                               --------------   --------------   --------------   --------------

Balance, December 31, 1997                          4,334,000            4,334           50,170          (36,437)

Common stock issued for services
 at $0.50 per share                                   166,000              166           82,834           -

Net loss for the year ended
 December 31, 1998                                     -                -                -               (91,440)
                                               --------------   --------------   --------------   --------------

Balance, December 31, 1998                          4,500,000            4,500          133,004         (127,877)

Common stock issued for cash
 valued at $0.05 per share                            100,000              100            4,900           -

Net loss for the three months ended
 March 31, 1999 (unaudited)                            -                -               -                 (9,793)
                                               --------------   --------------   --------------   --------------

Balance, March 31, 1999 (unaudited)                 4,600,000   $        4,600   $      137,904   $      137,670
                                               ==============   ==============   ==============   ==============

              The accompanying notes are an integral part of these
                             financial statements.



                          DOWNSTREAM INCORPORATED - DSI
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                       From
                                                                                                   Inception on
                                                              For the Three Months Ended            November 26,
                                                              March 31,         March 31,          1996 Through
                                                               1999               1998                 1999
                                                           ---------------   ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                       $        (9,793)  $         40,161    $      (137,670)
   Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
     Stock issued for services                                      -                  -                  90,500
     Depreciation and amortization                                      68                 84                888
     Increase (decrease) in accounts payable                          (117)            -                  -
                                                           ---------------   ----------------    ---------------

       Net Cash (Used) by Operating Activities                      (9,842)            40,245            (46,282)
                                                           ---------------   ----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of fixed assets                                         -                  -                  (1,359)
   Organization costs paid                                          -                  -                    (309)
                                                           ---------------   ----------------    ---------------

       Net Cash (Used) by Investing Activities                      -                  -                  (1,668)
                                                           ---------------   ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Stock issuance costs                                             -                  -                 (13,696)
   Common stock issued for cash                                      5,000             -                  65,700
                                                           ---------------   ----------------    ---------------

       Net Cash Provided by Financing Activities                     5,000             -                  52,004
                                                           ---------------   ----------------    ---------------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                                   (4,842)            40,245              4,054

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                 8,896             16,706             -
                                                           ---------------   ----------------    ---------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                 $         4,054   $         56,951    $         4,054
                                                           ===============   ================    ===============

Cash Paid For:

   Interest                                                $        -        $         -         $        -
   Income taxes                                            $        -        $         -         $        -

              The accompanying notes are an integral part of these
                             financial statements.

                          DOWNSTREAM INCORPORATED - DSI
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 1999 and December 31, 1998


NOTE 1 -      ORGANIZATION AND HISTORY

              a.  Organization

              The financial statements presented are those of Downstream Incorporated - DSI (a development stage company). The Company was incorporated under the laws of the State of Utah on November 26, 1996. The Company was incorporated to engage in the business of financial consulting. During 1997, the Company formed a dba named Security Solutions, Inc. to engage in the business of installing security systems.

              b.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

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

              e.  Provision for Taxes

              At March 31, 1999, the Company had net operating loss carryforwards of approximately $63,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

                          DOWNSTREAM INCORPORATED - DSI
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 1999 and December 31, 1998


NOTE 1 -      ORGANIZATION AND HISTORY (Continued)

              g.  Property, Equipment and Depreciation

              Property and equipment are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful life of 5 years.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. In addition to its continued search for financial consulting clients, the Company's Board of Directors decided it would be in the best interest of the Company to attempt to locate and acquire the assets and business of an already going concern. Their search was began with companies that were in some way related to the Internet. Locating additional consulting clients, and/or locating and acquiring the business and assets of an Internet related concern will be the Company's primary objectives in the coming months.

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

              On January 16, 1999, the Company issued 100,000 shares of stock for cash at $0.05 per share.

NOTE 4 -      PUBLIC OFFERING

              The Company completed an offering of 1,034,000 shares of its previously unissued common stock to the public at $0.05 per share. The Company incurred offering costs of $13,696 which were offset against the proceeds of the offering.

                          DOWNSTREAM INCORPORATED - DSI
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 1999 and December 31, 1998


NOTE 5 -      COMMITMENTS

              Officer Compensation - The Company committed to pay the President $2,000 per month since more than $50,000 was raised in the public offering. In addition to the salaries, the Company has agreed to pay its President and its other officers a commission of up to 20% of revenues generated by their efforts. As of March 31, 1999, the President is no longer being paid a salary by the Company.

NOTE 6 -      FIXED ASSETS

               Fixed assets at March 31, 1999 consisted of the following:

                                                             March 31,
                                                               1999
                                                        ------------------
                Fax machine                             $              424
                Televisions                                            935
                                                        ------------------

                Less accumulated depreciation                         (579)
                                                        ------------------

                Net fixed assets                        $              780
                                                        ==================

               Depreciation expense for the three months ended March 31, 1999 and for the year ended December 31, 1998 was $68 and $272, respectively.