Form 10QSB
period 1999-06-30
Q SEVEN SYSTEMS INC
filed 1999-08-16
CIK 1033504

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

                     FOR THE QUARTERLY PERIOD ENDED 6/30/99

                                    333-6440
                            (Commission file number)

                              Q-SEVEN SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


                  UTAH                                  87-0567618
     (State or Other jurisdiction of           (IRS Employer Identification
      Incorporation or Organization)                       No.)

              FROHNKAMP 18                          011-49-2173-330360
          40789 MONHEIM, GERMANY                (Issuer's telephone number)
     (Address of Principal Executive
                Offices)

                          DOWNSTREAM INCORPORATED - DSI
                 6337 HIGHLAND DRIVE, SALT LAKE CITY, UTAH 84121
              (Former Name, Former Address and Former Fiscal Year,
                          if changed since last Report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

                                                      SHARES OUTSTANDING
              CLASS                                   AT AUGUST 1, 1999
              -----                                   ------------------

           COMMON STOCK                                    12,500,000
     $0.001 PAR VALUE PER SHARE

              THIS REPORT OMITS ITEM 1 (FINANCIAL STATEMENTS) AND
         CERTAIN PARTS OF ITEM 2 (MANAGEMENT'S DISCUSSION AND ANALYSIS) OF PART I PURSUANT TO RULE 12b-25(b)(i) UNDER THE EXCHANGE ACT.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          [TO BE PROVIDED]

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     On May 24, 1999, the Company acquired all issued and outstanding shares of common stock of Q-Seven Systems, Inc. ("Q-Seven Nevada"), a Nevada corporation (the "Q-Seven Acquisition"). Q-Seven Nevada, which is now a wholly owned subsidiary of the Company, owns the exclusive, worldwide rights to market the so called User Management Software (the "software") developed by Q-Seven Systems GmbH, a German corporation, and all of the issued and outstanding shares of X-Real Intertainment, a Bahamian corporation ("X-Real"), which owns and operates six adult entertainment websites.

     The software is a modulized suite offering users a system for the backend administration of various types of e-commerce sites on the Internet, including online gaming, adult entertainment, and online shopping. The software gives frequent and, management believes, accurate feedback to the administrator concerning clients and their activities. Management believes that the software is extremely easy to use and that non-computer professionals can administer the system. The software also allows for secure online billing over the Internet.

     Portions of the software are still being developed and no sales of the software have yet been made. The main server and three of the casino modules for the use with an online gaming application of the software are currently in the beta testing phase, and management believes that it will be ready for shipment by the end of August 1999.

     The next modules that the Company plans to develop include a sportsbook module, a multi-player casino games module, a live video module and several client-specific modules. The number of programmers assisting in the development of the software has been increased in an effort to make the development process quicker and more efficient.

     The Company believes that its main competitors in the area of online gaming software are Starnet Communications International Inc., in Vancouver, British Columbia, and Bossmedia AB, a Swedish company.

     Starnet's products are the most common online gaming software products at the moment. They offer the largest number of different games. Management believes that Starnet's products differ from the products of the Company in the following ways: Starnet only licenses co-hosted casinos on their own servers in Antigua which requires the licensee to obtain an Antigua gaming license. In addition, Management believes that Starnet's licensees must share up to 40% of their net gaming revenues with Starnet.

     Bossmedia was one of the first companies that offered online gaming software that featured multi-player games. Management believes that Bossmedia's gambling software also can be used only on Bossmedia's own servers in Antigua. In addition, management believes that Bossmedia's customers are required to pay a high setup fee and a royalty fee based on a certain percentage of the net gaming revenues.

     The Company's wholly owned indirect subsidiary, X-Real, owns and operates six adult entertainment websites directed to viewers in Germany. Four of these websites operate on a subscription basis. The other two pages operate both on a subscription and a per-minute basis. In April 1999, X-Real entered into an affiliate program with webmasters that advertise its websites. Participating webmasters can share in up to 50% of the revenues that were generated by X-Real as a result of their advertising of X-Real's websites. The affiliate program increased subscriptions for X-Real's websites by over 200% within one month of inception. No assurances can be given that this increase is premanent.

     The competition in the area of adult entertainment websites is steadily increasing. X-Real's sites were some of the first to enter this market, and management believes that some of its websites have achieved a significant market brand recognition in Germany. Although the number of X-Real's competitors in this area is increasing, management believes that X-Real will be able to maintain and perhaps extend its market position in Germany.

     German regulators impose strict regulations on the content of adult entertainment websites that are published on the Internet. An organization with the name Jugendschutz.net has been formed which tries to ensure that minors will not be able to gain access to adult content on webpages. X-Real cooperates with Jugendschutz.net as well as the German regulators to maintain a process for its webpages that ensures that only adults are able to gain access to those webpages. We believe that the areas of X-Real's webpages which are accessible for every viewer comply with German law and are suitable for every viewer.

     [RESULTS OF OPERATIONS -- TO BE PROVIDED]

     [LIQUIDITY AND CAPITAL RESOURCES -- TO BE PROVIDED]

     Year 2000. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

     The Company has completed assessing the Year 2000 issue. The Company has not incurred material costs to date in this analysis, and management currently does not believe that the cost of any additional actions will have a material effect on the Company's results of operations or financial condition. Management currently believes that the Company's systems and products are Year 2000 compliant in all material respects; however, those systems and products may contain undetected errors or defects with Year 2000 date functions that may result in material costs. Although management is not aware of any material operational issues or costs associated with preparing the Company's systems and products for the Year 2000, the Company may experience serious unanticipated negative consequences (such as significant downtime for one or more X-Real servers) or material costs caused by undetected errors or defects in the technology used in the Company's systems and products, which could have a material adverse effect on the Company's business, results of operation and financial condition.

     In addition, the Company utilizes third-party equipment, software and content, including non-information technology systems ("non-IT systems"), such as the Company's telephone system, that might not be Year 2000 compliant. The Company is in the process of developing a plan to assess whether these third parties are adequately addressing the Year 2000 issue and whether any of the Company's non-IT systems have material Year 2000 compliance problems. Failure of such third-party equipment, software or content to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operation, and financial condition.

     The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. The cost of developing and implementing such a plan may itself be material.

     Forward-Looking Statements. The Company has made certain forward-looking statements in this report. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to the success of operating initiatives, advertising and promotional efforts, Year 2000 compliance efforts, as well as changes in: global and local business and economic conditions; currency exchange and interest rates; labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; legislation and government regulation; and accounting policies and practices.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with the Q-Seven Acquisition, the Company issued on May 25, 1999, a total of 7,900,000 shares of its common stock to the three shareholders of Q-Seven Nevada in exchange for their transfer to the Company of all issued and outstanding shares of common stock of Q-Seven Nevada. Mr. Philipp Kriependorf received 2,634,000, and Messrs. Philip Kamp and Olaf Cordt each received 2,633,333 shares of the Company's common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special shareholders' meeting was held on June 10, 1999. The shareholders present at that meeting approved the proposal of the Company's board of directors to change the Company's name from Downstream Incorporated - DSI to Q-Seven Systems, Inc.

ITEM 5.   OTHER INFORMATION

     Material Contracts. Q-Seven Nevada and Q-Seven Systems GmbH have entered into an Agreement (the "License Agreement") which grants Q-Seven Nevada the exclusive and unlimited right to sell licenses of the software worldwide for perpetuity. The License Agreement provides that Q-Seven Nevada shall pay Q-Seven Systems GmbH a royalty fee of 90% of the revenue generated by the sale of licenses for the software. A copy of the License Agreement has been filed as an exhibit to this report. For a complete understanding of the terms of the License Agreement, you should read this exhibit.

     Change of Independent Accountant. The Company has changed its independent accountant as part of the process of preparing to establish an office in New York. The new independent account is the accounting firm Salibello & Broder in New York.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          EXHIBIT NO.         DESCRIPTION

                  3.1         Articles of Incorporation, as amended

                  3.2         By-laws

                 10.1 License Agreement between Q-Seven Systems GmbH and Q-Seven Nevada

                 27.1         Financial Data Schedule [TO BE PROVIDED]

          (b)  Reports on Form 8-K

     On June 8, 1999, the Company filed a report on Form 8-K in which the following items were reported: (i) the Q-Seven Acquisition; (ii) the change in control that resulted from the issuance of 7,900,000 shares of the Company's common stock to the three shareholders of Q-Seven Nevada; (iii) the resignation of then serving directors and officers and (iv) the appointment of new directors and officers.

     On June 15, 1999, the Company filed another report on Form 8-K in which it was reported that (i) a special shareholders' meeting was held on June 10, 1999 during which it was decided to change the Company's name from Downstream Incorporated - DSI to Q-Seven Systems, Inc.; (ii) Articles of Amendment regarding the change of the Company's name were filed with the State of Utah; and (iii) that the Company's OTC Bulletin Board trading symbol was changed to QSSY.

     In accordance with the requirements of the Exchange Act, the registrant caused this request to be signed on its behalf by the undersigned, thereunto duly authorized.


     Date:  August 16, 1999                       /s/ Philipp Kriependorf
                                                  ----------------------------
                                                  Philipp Kriependorf
                                                  President


     Date: August 16, 1999                        /s/ Philip Kamp
                                                  ----------------------------
                                                  Philip Kamp
                                                  Vice President and Treasurer

                                INDEX TO EXHIBITS

          EXHIBIT NUMBER      DESCRIPTION

          3.1                 Articles of Incorporation, as amended

          3.2                 By-laws

          10.1                License Agreement between Q-Seven Systems GmbH and
                              Q-Seven Nevada

          27.1                Financial Data Schedule [TO BE PROVIDED]