Form 10QSB/A
period 1999-06-30
Q SEVEN SYSTEMS INC
filed 1999-08-19
CIK 1033504

THE FOLLOWING ITEMS WERE SUBJECT OF A
                                      FORM 12B-25 AND ARE INCLUDED HEREIN:
                                      (A) PART I, ITEM 1 (FINANCIAL STATEMENTS);
                                      AND (B) PART I, ITEM 2 (CERTAIN PARTS OF
                                      THE MANAGEMENT'S DISCUSSION AND ANALYSIS).



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

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
     $0.001 PAR VALUE PER SHARE

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                            Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                                      (FORMERLY - DOWNSTREAM INCORPORATED - DSI)
                                                   (A DEVELOPMENT STAGE COMPANY)

                                               Consolidated Financial Statements

                                                                   June 30, 1999

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS

                                                                         Page(s)

Accountants' compilation report..............................................1

Consolidated balance sheet...................................................2

Consolidated statements of operations........................................3

Consolidated statements of stockholders' equity..............................4

Consolidated statements of cash flows........................................5

Notes to consolidated financial statements..................................6-10

                               Salibello & Broder
                          Certified Public Accountants
                               510 Seventh Avenue
                               New York, NY 10019


                         ACCOUNTANTS' COMPILATION REPORT


Board of Directors
Q-Seven Systems, Inc. and Subsidiary
(A Development Stage Company)
Salt Lake City, Utah


     We have compiled the accompanying balance sheet of Q-Seven Systems, Inc. and Subsidiary (a development stage company) as of June 30, 1999 and the related statements of operations, stockholders' equity and cash flows for the three months and six months ended June 30, 1999 and 1998 and from inception on November 26, 1996 through June 30, 1999 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

     A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

     We  are  not  independent  with  respect  to  Q-Seven  Systems,   Inc.  and
Subsidiary.


New York, New York
August 17, 1999

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                   (FORMERLY - DOWNSTREAM INCORPORATED - DSI)
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1999
                                   (UNAUDITED)


     ASSETS
     ------
Current assets:
  Cash                                                 $    31,800
  Accounts receivable                                      161,535
                                                       -----------
         Total current assets                              193,335

Fixed assets, net                                              712

         Total assets                                  $   194,047
                                                       ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                $    80,968
                                                       -----------
Commitments

Stockholders' equity:
  Preferred stock, 50,000,000 shares authorized
    of $0.001 par value, no shares issues and
    outstanding                                               -
  Common stock, 100,000,000 shares authorized
    of $0.001 par value, 12,500,000 shares
    issued and outstanding                                  12,500

Additional paid-in capital                                 196,169

Deficit accumulated during the development stage           (95,590)
                                                       -----------
     Total stockholders' equity                            113,079
                                                       -----------
     Total liabilities and stockholders' equity        $   194,047
                                                       ===========


          See accountants' compilation report and accompanying notes.

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                   (FORMERLY - DOWNSTREAM INCORPORATED - DSI)
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                       For the Three Months             For the Six Months         From Inception
                                          Ended June 30,                  Ended June 30,           on November 26,
                                   ---------------------------     ---------------------------      1996 Through
                                       1999            1998            1999            1998         June 30, 1999
                                   -----------     -----------     -----------     -----------     ---------------
Net sales                          $   224,248     $   107,365     $   434,917     $   279,856       $   891,902

Cost of sales                           68,679          53,916         181,093         126,197           303,574
                                   -----------     -----------     -----------     -----------       -----------
Gross profit                           155,569          53,449         253,824         153,659           588,328
                                   -----------     -----------     -----------     -----------       -----------
Operating expenses

  General and administrative           103,732          59,408         221,422         106,777           613,225

  Depreciation and amortization             68              83             136             167               966
                                   -----------     -----------     -----------     -----------       -----------
     Total operating expenses          103,800          59,491         221,558         106,944           614,191
                                   -----------     -----------     -----------     -----------       -----------
Net income (loss) from operations       51,769          (6,042)         32,266          46,715           (25,863)

Other income                                 0             358              21             581             2,283
                                   -----------     -----------     -----------     -----------       -----------
Net income (loss)                  $    51,769     $    (5,684)    $    32,287     $    47,296       $   (23,580)
                                   ===========     ===========     ===========     ===========       ===========
Net earnings (loss) per share      $         0     $         0     $         0     $         0


Weighted average number of shares
  outstanding                       12,500,000      12,234,000      12,491,500      12,234,000
                                   ===========     ===========     ===========     ===========

           See accountants' compilation report and accompanying notes.

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                   (FORMERLY - DOWNSTREAM INCORPORATED - DSI)
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                                                    Deficit
                                                                                                  Accumulated
                                                     Common Stock               Additional        During the
                                         ------------------------------------     Paid-In         Development
                                                Shares           Amount           Capital            Stage                 Total
                                         -------------------------------------------------------------------------------------------

Balance, November 26, 1996                              0              $0                 $0                $0                  $0

Common stock issued for services
 rendered valued at $0.005 per share            1,500,000           1,500              6,000                 0               7,500

Common stock issued for cash
 valued at $0.005 per share                     1,800,000           1,800              7,200                 0               9,000

Net loss from inception on
 November 26, 1996
 through December 31, 1996                              0               0                  0           (10,991)            (10,991)
                                              ============    ============       ============       ============       ============
Balance, December 31, 1996                      3,300,000           3,300             13,200           (10,991)              5,509

Common stock issued for cash
 valued at $0.05 per share                      1,034,000           1,034             50,666                 0              51,700

Stock offering costs                                    0               0            (13,696)                0             (13,696)

Net loss for the year ended
 December 31, 1997                                      0               0                  0           (25,446)            (25,446)
                                              ============    ============       ============       ============       ============
Balance, December 31, 1997                      4,334,000           4,344             50,170           (36,437)             18,067

Common stock issued for services
 at $0.50 per share                               166,000             166             82,834                 0              83,000

Net loss for the year ended
 December 31, 1998                                      0               0                  0           (91,440)            (91,440)
                                              ============    ============       ============       ============       ============
Balance, December 31, 1998                      4,500,000           4,500            133,004          (127,877)             (9,627)

Common stock issued for cash
  valued at $0.05 per share                       100,000             100              4,900                 0               5,000

Common stock valued at $0.008
  per share issued in exchange
  for 100% of the issued and
  outstanding shares of Q-7                     7,900,000           7,900             58,265                 0              66,165
Net income for the six months
 ended June 30,  1999 (unaudited)                       0               0                  0            32,287              32,287
                                              ============    ============       ============       ============       ============
Balance, June 30, 1999 (unaudited)             12,500,000     $    12,500        $   196,169        $  (95,590)        $   113,079
                                              ============    ============       ============       ============       ============


           See accountants' compilation report and accompanying notes.


                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                   (FORMERLY - DOWNSTREAM INCORPORATED - DSI)
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                        For the Three Months Ended        For the Six Months Ended   From Inception
                                                                 June 30,                         June 30,           on November 26,
                                                  -----------------------------------------------------------------   1996 Through
                                                          1999             1998           1999            1998       June 30, 1999
                                                  ----------------------------------------------------------------------------------
Cash flows from operating activities:

 Net income (loss)                                        $51,769       $(5,684)        $32,287         $47,296           $(23,580)

 Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

   Depreciation and amortization expense                       68            83             136             167                956

   Decrease (increase) in accounts receivable             (28,885)       (5,134)        (59,249)        (70,126)          (161,535)

   Increase (decrease) in accounts payable                (22,182)       (9,180)         31,329          37,993             55,968

   Stock issued for services                                    0             0               0               0             90,500
                                                         ---------     ---------       ---------       ---------          ---------
      Net cash (used) provided by operating
         activities                                           770       (19,915)          4,503          15,330            (37,691)

      Cash flows from investing activities:

        Purchase of fixed assets                                0             0               0               0             (1,359)

        Organization costs paid                                 0             0               0               0               (309)
                                                         ---------     ---------       ---------       ---------          ---------
          Net cash provided by investing activities             0             0               0               0             (1,668)
                                                         ---------     ---------       ---------       ---------          ---------
      Cash flows from financing activities:

        Stock issuance cost                                     0             0               0               0            (13,696)

        Additional paid-in capital                              0             0          13,397               0             19,155

        Common stock issued for cash                            0             0           5,000               0             65,700
                                                         ---------     ---------       ---------       ---------          ---------
          Net cash provided by financing activities             0             0          18,397               0             71,159
                                                         ---------     ---------       ---------       ---------          ---------
      Net increase in cash and cash equivalents               770       (19,915)         22,900          15,330             31,800

      Cash and cash equivalents at beginning of period     31,030        56,951           8,900          21,706                  0
                                                         ---------     ---------       ---------       ---------          ---------
      Cash and cash equivalents at end of period         $ 31,800      $ 37,036        $ 31,800        $ 37,036           $ 31,800
                                                         ---------     ---------       ---------       ---------          ---------



           See accountants' compilation report and accompanying notes.

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                   (FORMERLY - DOWNSTREAM INCORPORATED - DSI)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999


Note 1 - Organization and summary of significant accounting policies

     Business organization

     Q-Seven Systems, Inc., formerly Downstream Incorporated - DSI ("the Company"), was incorporated under the laws of the State of Utah on November 26, 1996 to engage in the business of financial consulting.

     Q-Seven Systems, Inc. ("Q-7") was incorporated under the laws of the State of Nevada on May 18, 1999 for the purpose of acquiring marketing rights to a certain Internet user management software program, and to acquire X-Real Intertainment, Ltd., which owns six Internet pay sites. X-Real Intertainment, Inc. Ltd. (formerly X-Real GbR, a partnership) ("X-Real") was incorporated under the laws of the Bahamas on April 23, 1999. X- Real was originally organized as a partnership under the laws of the Federal Republic of Germany to engage in various forms of Internet commerce. The acquisition of X-Real by Q-7 was accounted for as a pooling of interest.

     On May 24, 1999, the Company in accordance with an agreement and plan of share exchange, acquired 100% of the issued and outstanding shares of Q-7 for 7,900,000 shares of its common stock. The acquisition was accounted for as a pooling of interest. Accordingly, there is no adjustment to the carrying values of assets or liabilities.

     Principles of consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Q-7. The consolidated financial statements of Q-7 include the accounts of its wholly-owned subsidiary, X-Real. Intercompany accounts and transactions have been eliminated in consolidation.

     Basis of presentation

     The following table represents a reconciliation of net sales and net income previously reported by the Company to those presented in the accompanying consolidated financial statements.

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                   (FORMERLY - DOWNSTREAM INCORPORATED - DSI)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999



Note 1 - Organization and summary of significant accounting policies (continued)

                                     Three Months Ended June 30,               Six Months Ended June 30,
                                      1999                 1998                 1999               1998
Net sales:
  Q-Seven Systems, Inc.            $        0         $       410           $        0         $  104,017
  Q- 7                                      0                   0                    0                  0
  X-Real                              224,248             106,995              434,917            175,839
                                   ----------         -----------           ----------         ----------
        Consolidated               $  224,248         $   107,365           $  434,917         $  279,856
                                   ==========         ===========           ==========         ==========

Net income:
  Q-Seven Systems, Inc.            $  (15,654)        $   (19,998)          $  (25,447)        $   20,163
  Q- 7                                      0                   0                    0                  0
  X-Real                               67,423              14,314               57,734             27,133
                                   ----------         -----------           ----------         ----------
        Consolidated               $   51,769         $    (5,684)          $   32,287         $   47,296
                                   ==========         ===========           ==========         ==========



     Cash and cash equivalents

     Cash  equivalents  include  short-term,   highly  liquid  investments  with
maturities of three months or less at the time of acquisition.

     Translation of foreign currency

     The financial position and results of operations of Q-7's foreign subsidiary are measured using Deutsche mark as the functional currency. Revenues and expenses have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a separate component of shareholders' equity, unless there is a sale or complete liquidation of the underlying foreign investment. Aggregate foreign currency transaction gains and losses are included in determining net earnings.

     Fixed assets and depreciation

     Fixed assets are carried at cost. Depreciation is calculated using the straight-line method over their estimated useful lives of 5 years.

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                   (FORMERLY - DOWNSTREAM INCORPORATED - DSI)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999



Note 1 - Organization and summary of significant accounting policies (continued)

     Basic loss per share

     The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements.

     Provision for taxes

     At June 30, 1999, the Company had net operating loss carryforwards of approximately $78,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements because the Company's U.S. operations have not commenced and future earnings cannot be determined. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

     Income taxes are not imposed on corporations in the Bahamas.

     Use of estimates

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

Note 2 - Accounts receivable

     X-Real conducts all of its business on the Internet, and all revenues are collected by electronic means. All revenue collections and refunds are managed by a corporation with which X-Real has a service agreement (Note 4). Collected funds are held by the service company for 60 days before they are released to X-Real. Funds collected in 1998 and released to X-Real in 1999 are classified as accounts receivable. The cost of sales related to the receivables are deducted from the amount released. These costs are classified as accounts payable and accrued expenses.

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                   (FORMERLY - DOWNSTREAM INCORPORATED - DSI)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999



Note 3 - Fixed assets

         Fixed assets at June 30, 1999 consisted of the following:

                  Fax machine                             $     935
                  Televisions                                   424
                                                          ---------
                                                              1,359
                  Less accumulated depreciation                (647)
                                                          ---------
                  Net fixed assets                        $     712
                                                          =========

Note 4 - Service agreement

     X-Real owns several Internet pay sites which are managed by a corporation (the provider). The provider assumes responsibility for the costs of operating the sites. In exchange, the provider receives a percentage of the gross revenues of the sites as a service fee. The agreement can be terminated any time with a notice of 180 days.

Note 5 - Stock transactions

     On December 10, 1996, the Company issued 1,500,000 shares of common stock for services rendered by a related party. The shares were valued at $0.005 per share.

     On December 10, 1996, the Company issued 1,800,000 shares of stock for cash at $0.005 per share.

     During the year ended December 31, 1997, the Company issued common stock in a public offering valued at $0.05 per share.

     On October 2, 1998, the Company issued 166,000 shares of stock for services rendered by a related party. The shares were valued at $0.50 per share.

     On January 16, 1999, the Company issued 100,000 shares of stock for cash at $0.05 per share.

     On May 24, 1999, the Company issued 7,900,000 shares of stock valued at $0.008 per share in exchange for the issued and outstanding shares of Q-7.

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                   (FORMERLY - DOWNSTREAM INCORPORATED - DSI)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999


Note 6 - Commitments

         The Company committed to pay the former officer of the Company $2,500 per month, under a consulting agreement.

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

     The Company's wholly owned indirect subsidiary, X-Real, owns and operates six adult entertainment websites directed to viewers in Germany. Four of these websites operate on a subscription basis. The other two pages operate both on a subscription and a per-minute basis. In April 1999, X-Real entered into an affiliate program with webmasters that advertise its websites. Participating webmasters can share in up to 50% of the revenues that were generated by X-Real as a result of their advertising of X-Real's websites. The affiliate program increased subscriptions for X-Real's websites by over 200% within one month of inception. No assurances can be given that this increase is permanent.

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

     German regulators impose strict regulations on the content of adult entertainment websites that are published on the Internet. An organization with the name Jugendschutz.net has been formed which tries to ensure that minors will not be able to gain access to adult content on webpages. X-Real cooperates with Jugendschutz.net as well as the German regulators to maintain a process for its webpages that ensures that only adults are able to gain access to those webpages. Management believes that the areas of X-Real's webpages which are accessible for every viewer comply with German law and are suitable for every viewer.

     Results of Operations. Since the Q-Seven Acquisition the Company has derived all of its revenues from its Internet adult entertainment business, which is operated by the Company's indirectly wholly owned subsidiary X-Real. Although the Company has not yet derived any revenues from the sale of its user management software, management believes that once the Company begins selling the software, which is expected to occur by the end of August 1999, such sales will favorably impact the Company's results of operations during the remainder of the Company's 1999 fiscal year and thereafter.

     The following tables set forth, on a non-pro-forma basis, the Company's operations data for the three months ended June 30, 1999 and June 30, 1998, the six months ended June 30, 1999 and June 30, 1998, and the twelve months ended December 31, 1998.


                                 Operations Data

                          For the Three         For the Three         For the Six           For the Six            For the Twelve
                          Months Ended          Months Ended          Months Ended          Months Ended            Months Ended
                          June 30, 1999         June 30, 1998         June 30, 1999         June 30, 1998         December 31, 1998
                          -------------         -------------         -------------         -------------         -----------------
Net Sales                     $224,248                  $410            $434,917              $104,017                $104,017
Cost of Sales                  $68,679                $1,055            $181,093               $45,473                 $45,473
Gross Profits                 $155,569                $(645)            $253,824               $58,544                 $58,544
Operating Expenses            $103,800               $19,711            $221,558               $38,962                $150,888
Net Income (Loss)              $51,769             $(20,356)             $32,266               $19,582               $(92,344)
from Operations
Net Income (Loss)              $51,769             $(19,998)             $32,287               $20,163               $(91,440)


     The Company's net sales, cost of sales, gross profits, operating expenses, net income from operations and net income for the three and six months ended June 30, 1999 increased significantly compared with its net sales, cost of sales, gross profit, operating expenses, net income from operations and net income for the three and six months ended June 30, 1998. This increase as well as the significant increase of the Company's total assets from $9,744 as of December 31, 1998 to $194,047 as of June 30, 1999, is a direct result of the Q-Seven Acquisition, which considerably changed the business of the Company.

     Currently all of the Company's revenues are derived from its Internet adult entertainment business, which is carried out through the Company's indirectly wholly owned subsidiary X-Real. On a pro-forma basis, X-Real's net sales rose from $106,995 for the three months ended June 30, 1998 to $224,248 for the three months ended June 30, 1999. X-Real's net sales for the six months ended June 30, 1999 increased to $434,917 from $175,839 for the six months ended June 30, 1999. Also on a pro-forma basis, X-Real's net income for the three months ended June 30, 1999 increased to $67,423 from $14,314 for the three months ended June 30, 1998. X-Real's net income for the six month ended June 30, 1999 increased to $57,734 from $27,133 for the six months period ended June 30, 1998. The considerable increase of X-Real's net sales and net income on a pro-forma basis is a result of X-Real's opening of two new adult entertainment websites during that period.

     Liquidity and Capital Resources. At June 30, 1999, the Company had cash and cash equivalents of $31,800 compared to $8,896 at December 31, 1998 and $37,036 at June 30, 1998.

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

     Change of Independent Accountant. The Company is in the process of changing its independent accountant as part of the process of preparing to establish an office in New York. The new independent accountant has not yet been appointed. Contrary to what was inadvertently reported incorrectly in the Company's report on Form 10-QSB that was filed with the Commission on August 16, 1999, the accounting firm Salibello & Broder in New York has not been retained by the Company as its new independent accountant. Salibello & Broder assisted the Company in compiling its quarterly financial statements.

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


     Date:  August 19, 1999                       /s/ Philipp Kriependorf
                                                  ----------------------------
                                                  Philipp Kriependorf
                                                  President


     Date: August 19, 1999                        /s/ Philip Kamp
                                                  ----------------------------
                                                  Philip Kamp
                                                  Vice President and Treasurer

                                INDEX TO EXHIBITS

    EXHIBIT NUMBER            DESCRIPTION

    3.1                       Articles of Incorporation, as amended

    3.2                       By-laws

    10.1                      License Agreement between Q-Seven Systems GmbH and
                              Q-Seven Nevada

    27.1                      Financial Data Schedule