Form 10QSB
period 1999-09-30
Q SEVEN SYSTEMS INC
filed 1999-11-15
CIK 1033504

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                    333-6440
                            (Commission file number)

                              Q-SEVEN SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

             UTAH                                            87-0567618
(State or Other Jurisdiction of                     (IRS Employer Identification
Incorporation or Organization)                                  No.)

     MITTELSTRASSE 11-13                                 011-49-2173-39220
    40789 MONHEIM, GERMANY                          (Issuer's Telephone Number)
(Address of Principal Executive
           Offices)

                                  FROHNKAMP 18
                             40789 MONHEIM, GERMANY
                           (Former Address of Issuer)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ---      ---

                                                     SHARES OUTSTANDING
          CLASS                                      AT NOVEMBER 1, 1999
          -----                                      -------------------
       COMMON STOCK                                       12,500,000
$0.001 PAR VALUE PER SHARE

THIS REPORT OMITS ITEM 1 (FINANCIAL STATEMENTS) AND CERTAIN PARTS OF ITEM 2 (MANAGEMENT'S DISCUSSION AND ANALYSIS) OF PART I AS WELL AS EXHIBIT 27.1 (FINANCIAL DATA SCHEDULE) PURSUANT TO RULE 12b-25(b)(i) UNDER THE EXCHANGE ACT.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          [TO BE PROVIDED]

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     Recent Developments. During the third quarter of 1999, Q-Seven Systems, Inc. (the "Company" or "Q-Seven") completed the development and testing of its main server and the first release of the online gaming module which is part of Q-Seven's User Management Software (the "Software"). The Software is a modularized suite offering users a system for the backend administration of various types of e-commerce sites on the Internet, including online gaming, adult entertainment, and online shopping. In addition, the Company has developed plans with respect to an online auction module and currently expects to commence in November 1999 the software engineering in connection with this project.

     From September 14 through September 16, 1999, Q-Seven attended the World Gaming Congress and Expo in Las Vegas, the world's largest gambling exhibition, where it presented the newly developed online gaming module of the Software. Contacts made by Q-Seven during the congress in Las Vegas led to discussions and negotiations with potential new customers. However, Q-Seven has not yet entered into any specific agreements as a result of such discussions and negotiations. Accordingly, these new contacts had no impact on Q-Seven's revenues in this quarter, and there can be no assurances that they will ever have such an impact.

     In early October 1999, Q-Seven completed the installation of the first casino program for one of its clients. This required the extraction of data previously collected on the client's online gambling site.

     On October 29, 1999, Q-Seven filed with the Securities and Exchange Commission (the "Commission") a registration statement on Form 8-A to register its Common Stock under Section 12(g) of the Securities Exchange Act of 1934.

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

     The Company, earlier this year, completed assessing the Year 2000 issue. During the third quarter of 1999, the Company has not incurred material costs in the analysis of the Year 2000 issue, and management currently does not believe that the cost of any additional actions will have a material effect on the Company's results of operations or financial condition. Management currently believes that the Company's systems and products are Year 2000 compliant in all material respects; however, those systems and products may contain undetected errors or defects with Year 2000 date functions that may result in material costs. Although management is not aware of any material operational issues or costs associated with preparing the Company's systems and products for the Year 2000, the Company may experience serious unanticipated negative consequences (such as significant downtime for one or more of the servers operated by X-Real, the Company's subsidiary that operates six adult entertainment websites) or material costs caused by undetected errors or defects in the technology used in Q-Seven's systems and products, which could have a material adverse effect on the Company's business, results of operation and financial condition.

     In addition, the Company utilizes third-party equipment, software and content, including non-information technology systems ("non-IT systems"), such as the Company's telephone system, that might not be Year 2000 compliant. The Company has not yet developed a plan to assess whether these third parties are adequately addressing the Year 2000 issue and whether any of the Company's non-IT systems have material Year 2000 compliance problems. The cost of developing and implementing such a plan may itself be material. Failure of such third-party equipment, software or content to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operation, and financial condition.

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

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

     Amendment of By-Laws. The Company, on November 12, 1999 by unanimous written consent of the Board of Directors, amended its By-Laws and inserted a new Section 12 in Article II of the By-Laws regarding the transaction of business at shareholders' meetings. For a complete understanding of the new by-law provision, please read the By-Laws, as amended, which are attached hereto as Exhibit 3.2 and incorporated herein by reference.

     2000 Annual Meeting of Shareholders. Nominations for Director may be made only by the Board of Directors or by a shareholder entitled to vote who has delivered written notice to the Secretary of the Company not earlier than 120 days, and not later than 90 days, prior to the Company's annual meeting.

     No business may be brought before an annual meeting of the shareholders except as specified in the notice of the meeting or as otherwise properly brought before the meeting by or at the direction of the Board of Directors or by a shareholder entitled to vote who has delivered written notice to the Secretary of the Company not earlier than 120 days, and not later than 90 days, prior to the Company's annual meeting.

     These requirements are separate and apart from and in addition to the Commission's requirements that a shareholder must meet in order to have a shareholder proposal included in the Company's proxy statement under Rule 14a-8 of the Securities Exchange Act of 1934. For purposes of the Company's annual meeting of shareholders expected to be held on May 15, 2000, any shareholder who wishes to submit a proposal for inclusion in the Company's proxy materials must submit such proposal to the Secretary of the Company on or before December 15, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

EXHIBIT NO.         DESCRIPTION

3.1 Articles of Incorporation, as amended: Incorporated herein by reference to Exhibit 3.1 to the Report on Form 10-QSB for the quarter ended June 30, 1999.

3.2                 By-laws, as amended.*

3.3 Form of Stock Certificate: Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form 8-A, filed on October 29, 1999.

10.1                License  Agreement  between Q-Seven Systems GmbH and Q-Seven
                    Nevada: Incorporated herein by reference to Exhibit 10.1 to the Report on Form 10-QSB for the quarter ended June 30, 1999.

27.1                Financial Data Schedule.**

----------
*  Filed herewith.
** To be provided.

          (b)  Reports on Form 8-K

     On November 15, 1999, the Registrant filed with the Commission an amendment to its report on Form 8-K, which was originally filed with the Commission on June 8, 1999, to amend and restate certain financial statements that were filed as exhibits to such report.

     In accordance with the requirements of the Exchange Act, the registrant caused this request to be signed on its behalf by the undersigned, thereunto duly authorized.


     Date: November 15, 1999			  /s/ Philipp Kriependorf
				                  ____________________________
                                                  Philipp Kriependorf
                                                  President


     Date: November 15, 1999			  /s/ Philip Kamp
				                  ____________________________
                                                  Philip Kamp
                                                  Vice President and Treasurer

                                INDEX TO EXHIBITS


EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT

3.1 Articles of Incorporation, as amended: Incorporated herein by reference to Exhibit 3.1 to the report on Form 10- QSB for the period ended June 30, 1999.

3.2                 By-laws, as amended.*

3.3 Form of Stock Certificate: Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form 8-A, filed on October 29, 1999.

10.1                License  Agreement  between Q-Seven Systems GmbH and Q-Seven
                    Nevada: Incorporated herein by reference to Exhibit 10.1 to the report on Form 10- QSB for the period ended June 30, 1999.

27.1                Financial Data Schedule.**

----------
*  Filed herewith.
** To be provided.