Form 10QSB/A
period 1999-09-30
Q SEVEN SYSTEMS INC
filed 1999-11-17
CIK 1033504

THE  FOLLOWING ITEMS  WERE SUBJECT OF
                                         A FORM 12(b)-25 AND ARE INCLUDED
                                         HEREIN: (A) PART I, ITEM 1 (FINANCIAL
                                         STATEMENTS); (B) PART I, ITEM 2
                                         (CERTAIN PARTS OF THE MANAGEMENT'S
                                         DISCUSSIONS AND ANALYSIS; AND (C)
                                         EXHIBIT 27.1 (FINANCIAL DATA SCHEDULE).


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
$0.001 PAR VALUE PER SHARE

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                               (FORMERLY - DOWNSTREAM INCORPORATED - DSI)
                                            (A DEVELOPMENT STAGE COMPANY)

                                        Consolidated Financial Statements

                                                       September 30, 1999

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                                TABLE OF CONTENTS

                                                                         Page(s)

Consolidated balance sheet.....................................................1

Consolidated statements of operations..........................................2

Consolidated statements of stockholders' equity................................3

Consolidated statements of cash flows..........................................4

Notes to consolidated financial statements.................................5 - 8

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                   (FORMERLY - DOWNSTREAM INCORPORATED - DSI)
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


     ASSETS

Current assets:
  Cash                                                                 $  49,664
  Accounts receivable                                                    197,691
  Loan receivable - officer/shareholder                                   13,691
                                                                       ---------
         Total current assets                                            261,046

Fixed assets, net                                                            644

         Total assets                                                  $ 261,690
                                                                       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                $ 145,868
                                                                       ---------
Commitments

Stockholders' equity:
  Preferred stock, 50,000,000 shares authorized of $0.001
    par value, no shares issued or outstanding                             -
  Common stock, 100,000,000 shares authorized of $0.001
    par value, 12,500,000 shares issued and outstanding                   12,500

Additional paid-in capital                                                68,292

Retained earnings during the development stage                            35,030
                                                                       ---------
         Total stockholders' equity                                      115,822

         Total liabilities and stockholders' equity                    $ 261,690
                                                                       =========


                             See accompanying notes.

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                   (FORMERLY - DOWNSTREAM INCORPORATED - DSI)
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                                From Inception
                                                                                                 of X-Real on
                                  For the Three Months Ended      For the Nine Months Ended       November 4,
                                         September 30,                   September 30,           1997 Through
                                  --------------------------      --------------------------     September 30,
                                      1999           1998             1999           1998             1999
                                  -----------    -----------      -----------    -----------      -----------
Net sales                         $   314,970    $   124,934      $   749,887    $   300,773      $ 1,090,180

Cost of sales                         160,800         43,590          341,893        124,314          418,901
                                  -----------    -----------      -----------    -----------      -----------

Gross profit                          154,170         81,344          407,994        176,459          671,279
                                  -----------    -----------      -----------    -----------      -----------
Operating expenses

General and administrative            151,359         47,745          372,781        115,727          565,414

Depreciation and amortization              68           -                 204           -                 204
                                  -----------    -----------      -----------    -----------      -----------
     Total operating expenses         151,427         47,745          372,985        115,727          565,618
                                  -----------    -----------      -----------    -----------      -----------
Net income from operations              2,743         33,599           35,009         60,732          105,661

Other income                             -              -                  21           -               1,379
                                  -----------    -----------      -----------    -----------      -----------
Net income                        $     2,743    $    33,599      $    35,030    $    60,732      $   107,040
                                  -----------    -----------      -----------    -----------      -----------
Net earnings per share                   -              -                -              -

Weighted average number
of shares outstanding              12,500,000     12,500,000       12,500,000     12,500,000

                             See accompanying notes.

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                   (FORMERLY - DOWNSTREAM INCORPORATED - DSI)
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                            Common Stock                                  Retained
                                                       --------------------               Additional   Earnings During
                                                                              Partners'     Paid-In    the Development
                                                        Shares      Amount     Capital      Capital         Stage            Total
                                                       --------    --------   ---------   ----------   ---------------     --------
Balance, November 4, 1997                                                     $  5,000                    $   -            $  5,000

Capital contribution, year ended December 31, 1998                              56,425                        -              56,425

Note receivable - related party                                                (55,667)                       -             (55,667)

Net income, year ended December 31, 1998                                          -                         72,010           72,010
                                                                              --------                   ---------         --------
                                                                                                            72,010           77,768
Balance, December 31, 1998                                                       5,758

Capital distributions, January 1 to May 18, 1999                               (11,603)                       -             (11,603)
                                                                              --------                   ---------         --------
Balance, May 18, 1999                                                           (5,845)                     72,010           66,165

Recapitalization of X-Real and issuance of
  common stock valued at $0.008 per share in
  exchange for 100% of the issued and
  outstanding shares of Q-Seven Nevada                 7,900,000   $  7,900      5,845    $  58,265        (72,010)            -

Capital of Q-Seven Systems, Inc. formerly known as
  Downstream Incorporated - DSI                        4,600,000      4,600       -         137,904       (127,877)          14,627

Q-Seven Nevada Acquisition, accounted for as a
   reverse merger which requires the elimination
   of the deficit accumulated at December 31, 1998          -          -          -        (127,877)       127,877             -

Net income for the nine months ended
  September 30, 1999                                        -          -          -            -            35,030           35,030
                                                      ----------   --------   --------    ---------      ---------         --------
Balance, September 30, 1999                           12,500,000   $ 12,500   $   -       $  68,292      $  35,030         $115,822
                                                      ==========   ========   ========    =========      =========         ========

                             See accompanying notes.

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                   (FORMERLY - DOWNSTREAM INCORPORATED - DSI)
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                   From
                                                                                 Inception
                                                                                of X-Real on
                                                  For the Nine Months Ended     Nov. 4, 1997
                                                        September 30,             through
                                                  -------------------------      September
                                                     1999           1998         30, 1999
                                                  ----------     ----------     ------------
Cash flows from operating activities:
 Net income                                        $ 35,030       $ 60,732       $ 107,040

 Adjustment to reconcile net income to
  net cash provided by operating
  activities:

   Depreciation                                         204            -               204
   Increase in accounts receivable                  (95,405)       (88,690)       (197,691)
   Increase in accounts payable                     121,346         29,616         145,868
                                                   --------       --------       ---------
     Net cash provided by operating
      activities                                     61,175          1,658          55,421
                                                   --------       --------       ---------
Cash flows from financing activities:
   Loans to officer/shareholder                     (13,691)        (1,658)        (13,691)
   Additional paid-in capital                         2,176            -             7,934
                                                   --------       --------       ---------
     Net cash provided by financing
      activities                                    (11,515)        (1,658)         (5,757)
                                                   --------       --------       ---------
Net increase in cash                                 49,660            -            49,664

Cash at beginning of period                               4            -             -
                                                   --------       --------       ---------
Cash at end of period                              $ 49,664       $    -          $ 49,664
                                                   ========       ========       =========

                             See accompanying notes.

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                   (FORMERLY - DOWNSTREAM INCORPORATED - DSI)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

Note 1 - Organization and summary of significant accounting policies

     Business organization

     Q-Seven Systems, Inc., formerly known as Downstream Incorporated - DSI (the "Company"), was incorporated under the laws of the State of Utah on November 26, 1996 to engage in the business of financial consulting.

     Q-Seven Systems, Inc. ("Q-Seven Nevada") was incorporated under the laws of the State of Nevada on May 18, 1999 for the purpose of acquiring marketing rights to a certain Internet user management software program, and to acquire X-Real Intertainment Inc. Ltd., a corporation organized under the laws of the Bahamas on April 23, 1999 ("X-Real").

     X-Real acquired on May 18, 1999, from X-Real GbR, a German partnership, all of X-Real GbR's assets, which consist of six Internet pay sites.

     On May 24, 1999, the Company, Q-Seven Nevada and the shareholders of Q-Seven Nevada entered into an Agreement and Plan of Share Exchange whereby the Company acquired 100% of the issued and outstanding shares of Q-Seven Nevada for 7,900,000 shares of its common stock (the "Q-Seven Nevada Acquisition"). The Q-Seven Nevada Acquisition has been accounted for as a reverse merger.

     On May 26, 1999, Q-Seven Nevada acquired all issued and outstanding shares of common stock of X-Real (the "X-Real Acquisition"). The X-Real Acquisition was accounted for as a recapitalization because the partners of X-Real GbR became the shareholders of Q-Seven Nevada. Prior to the X-Real Acquisition, Q-Seven Nevada had no operations, assets or liabilities.

     Principles of consolidation

     The accompanying consolidated financial statements include the accounts of Q-Seven Nevada, the acquiring company, and its wholly-owned subsidiary, X-Real. Intercompany accounts and transactions have been eliminated in consolidation.

     Proforma results of operations

     Historical financial statements prior to December 31, 1998 are those of Q-Seven Nevada. Proforma information giving effect to the acquisition as if the acquisition took place January 1, 1998 are as follows:

                      Three Months Ended            Nine Months Ended
                         September 30,                September 30,
                     ---------------------        ---------------------
                       1999         1998            1999         1998
                     --------     --------        --------     --------

Revenues             $314,970     $124,934        $749,887     $404,790
Net income           $  2,743     $ 14,889        $ 35,030     $ 62,185

     Translation of foreign currency

     The financial position and results of operations of X-Real are measured using Deutsche Mark as the functional currency. Revenues and expenses have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a separate component of shareholders' equity, unless there is a sale or complete liquidation of the underlying foreign investment. Aggregate foreign currency transaction gains and losses are included in determining net earnings.

     Fixed assets and depreciation

     Fixed assets are carried at cost. Depreciation is calculated using the straight-line method over a five year estimated useful life.

     Net earnings per share

     The computations of net earnings per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements. Net earnings per share of common stock for the prior period include the number of equivalent shares received by the accounting acquiror.

     Provision for taxes

     At September 30, 1999, the Company had net operating loss carryforwards of approximately $78,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements because the Company's U.S. operations have not fully commenced and future earnings cannot be determined. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

Note 2 - Accounts receivable

     X-Real conducts all of its business on the Internet, and all revenues are collected electronically. All revenue collections and refunds are managed by a corporation with which X-Real has a service agreement (Note 3). Collected funds are held by the service company for 60 days before they are released to X-Real. The cost of sales under the service agreement related to the receivables are deducted from the amount released. These costs are classified as accounts payable and accrued expenses as of balance sheet date.

Note 3 - Service agreement

     X-Real owns several Internet pay sites, which are managed by a corporation (the "Provider"). The Provider assumes responsibility for the costs of operating the sites. In exchange, the Provider receives a percentage of the gross revenues of the sites as a service fee. The agreement can be terminated any time with a notice of 180 days.

Note 4 - Commitments

     Consulting agreement

     The Company committed to pay a former officer of the Company $2,500 per month, on a month by month basis, under a consulting agreement.

     Licensing agreement

     The Company has an exclusive licensing agreement with Q-Seven Systems GmbH, a German corporation that develops software. Under the agreement, the Company has the unlimited right to sell licenses of the software worldwide for perpetuity. The Company incurs a royalty fee of 90% of the licensing income.


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

     Results of Operations. The following table sets forth on a non-pro-forma basis the Company's operations data for the three months ended September 30, 1999 and September 30, 1998, the nine months ended September 30, 1999 and September 30, 1998, and the twelve months ended December 31, 1998.

Operations Data

                      For the Three         For the Three         For the Nine          For the Nine          For the Twelve
                      Months Ended          Months Ended          Months Ended          Months Ended          Months Ended
                      September 30,         September 30,         September 30,         September 30,         December 30,
                      1999                  1998                  1999                  1998                  1998
Net Sales                 $314,970                     0              $749,887              $104,017              $104,017
Cost of Sales             $160,800                     0              $341,893               $45,473               $45,473
Gross Profit              $154,170                     0              $407,994               $58,544               $58,544
Operating                 $151,427               $18,955              $372,985               $57,917              $150,888
Expenses
Net Income                  $2,743              (18,955)               $35,009                  $627             $(92,344)
(Loss) from
Operations
Net Income                  $2,743              (18,710)               $35,030                $1,453             $(91,440)
(Loss)

     The Company's net sales, cost of sales, gross profit, operating expenses, net income from operations and net income for the three and nine months ended September 30, 1999 increased significantly compared with the Company's net sales, cost of sales, gross profit, operating expenses, net income from operations and net income for the three and nine months ended September 30, 1998. This increase as well as the significant increase of the Company's total assets from $9,744 as of December 31, 1998 to $194,047 as of June 30, 1999 and $261,690 as of September 30, 1999, result from the acquisition by the Company of Q-Seven Systems, Inc., a Nevada corporation, in May 1999 (the "Q-Seven Nevada Acquisition"), which considerably changed the business of the Company.

     On a pro-forma basis, the Company's net sales rose from $124,934 for the three months ended September 30, 1998 to $314,970 for the three months ended September 30, 1999. The Company's net sales for the nine months ended September 30, 1999 increased to $749,887 from $300,773 for the nine months ended September 30, 1998. Management believes that the increase in net sales results from the addition, in spring 1999, of two new websites to the Internet adult entertainment business of X-Real Intertainment Inc. Ltd. ("X-Real"), the indirectly wholly owned subsidiary of the Company. Also on a pro-forma basis, the Company's net income for the three months ended September 30, 1999 fell to $2,743 from $33,599 for the three months ended September 30, 1998. The Company's net income for the nine months ended September 30, 1999 decreased to $35,030 from $60,732 for the period ended September 30, 1999. This decrease of the Company's net income on a pro-forma basis is due to increased operating expenses for the period ended September 30, 1999, which largely reflect costs that were incurred by the Company in connection with the Q-Seven Nevada Acquisition.

     Liquidity and Capital Resources. At September 30, 1999, the Company had cash and cash equivalents of $49,664 compared to $8,896 at December 31, 1998 and $18,604 at September 30, 1998.

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

     These requirements are separate and apart from and in addition to the Commission's requirements that a shareholder must meet in order to have a shareholder proposal included in the Company's proxy statement under Rule 14a-8 of the Securities Exchange Act of 1934. For purposes of the Company's annual meeting of shareholders expected to be held on May 5, 2000, any shareholder who wishes to submit a proposal for inclusion in the Company's proxy materials must submit such proposal to the Secretary of the Company on or before December 15, 1999.

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

27.1                Financial Data Schedule.*

----------
*  Filed herewith.

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


     Date: November 17, 1999         	     /s/ Philipp Kriependorf
                                             ---------------------------
                                             Philipp Kriependorf
                                             President


     Date: November 17, 1999                 /s/ Philip Kamp
                                             ---------------------------
                                             Philip Kamp
                                             Vice President and Treasurer

                                INDEX TO EXHIBITS


EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT

3.1 Articles of Incorporation, as amended: Incorporated herein by reference to Exhibit 3.1 to the report on Form 10-QSB for the period ended June 30, 1999.

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

27.1                Financial Data Schedule.*

----------
*  Filed herewith.