Form 10KSB
period 1999-12-31
Q SEVEN SYSTEMS INC
filed 2000-04-14
CIK 1033504

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                                    333-6440
                            (Commission File Number)

                              Q-SEVEN SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

                      UTAH                                  87-0567618
(State or Other Jurisdiction of Incorporation  (IRS Employer Identification No.)
                 or Organization)

                MITTELSTR. 11-13                       011-49-2173-392 20
             40789 MONHEIM, GERMANY               (Issuer's Telephone Number)
    (Address of Principal Executive Offices)

         Securities registered under Section 12(b) of the Exchange Act:

                                          Name of Each Exchange
       Title of Each Class                 on Which Registered

                   N/A                             N/A

        Securities registered under Section 12(g) of the Exchange Act:

                                 Title of Class

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE

     Check whether the issuer: (i) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's unaudited revenues for the fiscal year ended December 31, 1999 were approximately $1,200,000.

     The aggregate market value of the issuer's common stock held by non-affiliates of the issuer as of March 30, 2000, computed by reference to the close price as at March 30, 2000 of $1.53125 of the issuer's common stock as quoted on the OTC Bulletin Board service on such date, was approximately $7,043,750.

     The number of shares outstanding of the issuer's common stock as of March 30, 2000 was 12,500,000.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]



                                     PART I

Item 1.   Description of Business.

     BUSINESS DEVELOPMENT

     Q-Seven Systems, Inc. (formerly known as Downstream Incorporated - DSI, "our company" or "we") was incorporated in November 1996 under the laws of the State of Utah to engage in the business of financial consulting. In July 1997, we completed a public offering of our common stock, in which we issued to the public 1,034,000 shares. On May 24, 1999, our company and the shareholders of Q-Seven Systems, Inc., a Nevada corporation ("Q-Seven Nevada"), entered into an Agreement and Plan of Share Exchange pursuant to which our company acquired from Messrs. Kriependorf, Kamp and Cordt, who are now our officers, directors and principal shareholders, 100% of the issued and outstanding shares of Q-Seven Nevada for 7,900,000 newly issued shares of our common stock. On June 10, 1999 we changed our name from Downstream Incorporated - DSI to Q-Seven Systems, Inc.

     Q-Seven Nevada, which is now a wholly owned subsidiary of our company, has been granted by Q-Seven Systems GmbH (see Item 12 - Certain Relationships and Related Transactions) the exclusive right to sell licenses relating to the so called Q-Seven User Management Software which is described in detail below (see
Item 1 - Business of Issuer). At the end of 1999 Q-Seven Nevada also owned all issued and outstanding shares of common stock of X-Real Intertainment, Inc. Ltd., a corporation organized under the laws of the Bahamas ("X-Real"), which owns and operates six adult entertainment websites. See also Item 12 - Certain Relationships and Related Transactions. X-Real has since received an investment of DM 1,000,000 (equals approximately $500,000) from Infobridge International Ltd., a company organized under the laws of the Bahamas, in exchange for which it will issue a certain number of shares of its stock to Infobridge International Ltd. Our management expects that the number of shares to be issued to Infobridge International Ltd. will be equal to the number of shares that are currently issued and outstanding. As a result, Q-Seven Nevada will soon own only 50% of X-Real's stock.

     On October 29, 1999, we filed with the Securities and Exchange Commission (the "Commission") a registration statement on Form 8-A to register our common stock under Section 12(g) of the Securities Exchange Act of 1934.

     BUSINESS OF ISSUER

Q-Seven Systems, Inc.

     We sell licenses relating to a modulized software suite, the Q-Seven User Management Software (the "User Management Software" or "our software"), that allows Internet content providers to efficiently build, operate and manage Internet environments, especially entertainment environments. Our software consists of different modules which can be combined and customized to provide Internet solutions for our customers' specific needs. The User Management Software has been developed and is owned by Q-Seven Systems GmbH, a German corporation, which has granted us the exclusive right to license the User Management Software to our customers. Q-Seven Systems GmbH is not a subsidiary of our company but is owned by Messrs. Kriependorf, Kamp and Cordt, our officers, directors and principal shareholders. See Item 12 - Certain Relationships and Related Transactions. The licenses that we sell with regard to our software allow our customers to use the User Management Software in accordance with their respective license agreements with us. Our customers pay us a fee for the grant of such licenses and the use of our software. Our customers usually make a downpayment on the license fee at the time we grant them a license to our software; the remainder of the license fee is paid to us in equal installments over a period of one to two years.

     Q-Seven Systems GmbH delivers the User Management Software to our customers and installs and configures it on our customers' servers. These services are included in the license fee that our customers pay to us. Q-Seven Systems GmbH is providing these services to our customers at no charge to us.

     The User Management System is a modulized software suite which can be used to distribute or sell products and services and collect payments for those products and services through the Internet, and which offers users a system for the backend administration of various types of e-commerce sites on the Internet. The software currently consists of the following software modules that can be combined and customized by Internet content providers into any kind of commercial online entertainment or service system, including online gaming and adult entertainment, to service and handle user administration and online transactions:

     o Q-7 User Account Management Server;

     o Q-7 Billing Module; and

     o Q-7 Casino Module.

     Our software is designed to allow Internet service providers to administer their sites and manage the users of their sites; it also provides a secure online payment system. The User Management Software provides frequent, and management believes, accurate feedback to the administrator of a website regarding the customers of such websites and their activities. Our software can quickly be integrated into existing Internet environments and allows Internet service providers to keep up with the rapid pace of technological change in the Internet. The User Management Software is designed for the use with standard webbrowsers by non-computer professionals; our management believes that our software is so easy to use that even non-computer professionals can administer a system that utilizes our software.

     The user account management server is the central module of every Internet environment that uses our software. It manages not only the accounts of each user who uses our customers' websites but also each user's account balances and other information. Each user can transfer money to his/her individual account and can then spend this money on our customer's websites.

     The billing module is the interface between the user account management server and any online payment software that our customers might use. Currently it supports only the different payment mechanisms, e.g., credit and debit card payments, that EuroDebit Systems, Inc. offers. See also Item 12 Certain Relationships and Related Transactions.

     The casino module allows online casino operators to create and manage online casinos and offers a variety of online games. Numerous jurisdictions impose license requirements or other restrictions on, or even ban, the operation of online casinos in their territory. Our company does not operate online casinos, but only provides the software that enables our customers to operate online casinos in accordance with applicable law. The casino module software that we license to our customers as well as the other parts of our software are installed and operated on our clients' servers and not on any servers or systems that belong to us or Q-Seven Systems GmbH. Consequently, our management believes that our company is not directly affected by laws and regulations prohibiting or restricting Internet gaming and the operation of online casinos. However, there is a high degree of uncertainty regarding the scope and the potential addressees of Internet gaming regulations, and regulators could take the position that our business falls within the scope of such regulation and initiate enforcement actions against us. In addition, Internet gaming regulation could change in the future and the laws could be tightened, which could affect our ability to license our casino module software. If criminal or civil proceedings were initiated against us or the licensees of our casino module software in jurisdictions that prohibit or restrict Internet gaming, such proceedings could involve substantial litigation expenses, penalties, fines, diversion of the attention of our key executives, injunctions or other prohibitions being invoked against us or the licensees of our casino module software. Such proceedings, their results and the uncertainty surrounding the regulation of Internet gaming in general could have a material adverse effect on our business, revenues, operating results and financial condition. Our management believes that the sale of licenses to our software, including the casino module, is in accordance with currently applicable U.S. Federal and State laws.

     Our management believes that our main competitors in the area of online gaming software are Starnet Communications International Inc., a Delaware corporation ("Starnet"), Boss Media AB, a Swedish company ("Boss Media"), Microgaming, a South African company ("Microgaming"), and Cryptologic, Inc., a Canadian company ("Cryptologic").

     Starnet's products are the most common online gaming software products at the moment. They offer the largest number of different games. Our management believes that Starnet's products differ from our products in the following ways:
Starnet only licenses co-hosted casinos on their own servers in Antigua, which requires the licensee to obtain an Antigua gaming license. In addition, our management believes that Starnet's licensees must share up to 40% of their net gaming revenues with Starnet. In contrast, our software runs on our customers' own servers and our customers only pay us a fixed license fee, but do not have to pay us a percentage of their gaming revenues. Our management believes that this could make our software more attractive to potential customers.

     Boss Media was one of the first companies to offer online gaming software that featured multi-player games. Our management believes that Boss Media's gaming software also can be used only on Boss Media's own servers in Antigua. In addition, our management believes that Boss Media's customers are required to pay a high setup fee and a royalty fee based on a certain percentage of the net gaming revenues generated by Boss Media's customers.

     Microgaming was also among the first companies that offered an online casino software solution. Our management believes that Microgaming's customers are required to pay a certain setup fee and are then charged a royalty fee based on a certain percentage of the net gaming revenues generated by Microgaming's customers. Microgaming is one of the companies with the highest number of licensees in the online casino software market.

     Cryptologic offers a software solution for online casinos. Our management believes that Cryptologic charges its customers a high setup fee and a royalty fee of up to 50% of the net gaming revenues generated by the customer.

     At this time, we have only licensed our software to five customers, i.e., Global Net Gamble Ltd., Bahamas, Futura Internet Services Ltd., Bahamas, World Network Ltd., Bahamas, Setec Astronomy Ltd., Bahamas, and Advanced Media Group S.A., Dominican Republic.

     New modules for our software are currently being developed and tested by Q-Seven Systems GmbH. Our management believes that some of the new modules will be completed and available for licensing to our customers in the near future. We have not spent any amounts on research or the development of our software. All research and development activities with respect to our software are conducted by Q-Seven Systems GmbH, which also bears all costs and expenses in connection with such research and development activities. See Item 12 - Certain Relationships and Related Transactions. Q-Seven Systems GmbH spent approximately DM 1,500,000 (equals approximately $750,000) since its inception in 1999 on the research and development of our software.

     Currently, neither we nor Q-Seven Systems GmbH owns any patents or other intellectual property rights regarding the User Management Software. Our Management believes that Q-Seven Systems GmbH will apply for the registration of such intellectual property rights in the near future. Our name "Q-Seven Systems" and the Q-7 logo are currently not protected in the United States by any trademarks. Q-Seven Systems GmbH has filed a trademark application in Germany concerning the name "Q-Seven Systems" and the Q-7 logo. We own the rights to the Internet domain names "q-sevensystems.com" and "q-sevensystems.net." Q-Seven Systems GmbH owns the rights to the Internet domain name "q-sevensystems.de."

     At this time, neither we nor Q-Seven Nevada has any employees; however, we entered into a Consulting Agreement, dated May 27, 1999, with Mr. Barry A. Ellsworth, our former president, treasurer and director, who currently owns approximately 8% of our common stock. Pursuant to the Consulting Agreement Mr. Ellsworth was to provide certain consulting services to our company for a monthly fee of $2,500. See also Item 12 - Certain Relationships and Related Transactions.

X-Real Intertainment, Inc. Ltd.

     Our indirect subsidiary, X-Real Intertainment, Inc. Ltd., owns and operates six adult entertainment websites, which are exclusively directed to viewers in Germany. Four of these websites operate on a subscription basis.

     The competition in the area of adult entertainment websites is steadily increasing. X- Real's sites were some of the first to enter this market, and our management believes that some of X-Real's websites have achieved a significant market brand recognition in Germany. Although the number of competitors in this area is increasing, our management believes that X-Real will be able to maintain and perhaps extend its market position in Germany.

     German regulators impose strict regulations on the content of adult entertainment websites that are published on the Internet. An organization with the name Jugendschutz.net has been formed in Germany which tries to ensure that minors will not be able to gain access to adult content of webpages. X-Real cooperates with Jugendschutz.net as well as the German regulators to maintain a process for its wegpages that ensures that only adults are able to gain access to the restricted areas of those webpages. Our management believes that the content of X-Real's websites complies with German law and that the areas of X-Real's webpages which are accessible for every viewer comply with German law and are suitable for every viewer.

     X-Real's websites are exclusively directed to viewers in Germany and our management believes that the restricted areas of these websites can only be accessed by German citizens since every viewer who wishes to visit the restricted areas of X-Real's websites needs to enter certain personal information from his/her official German ID card. The process (the "Verification Process") that X-Real uses to ensure that only German adults can gain access to the restricted areas of its websites has been developed and is provided to X-Real by Cyberotic Media A.G., which manages the operation of X-Real's websites for a fee. See also Item 12 - Certain Relationships and Related Transactions. The Verification Process has been developed with the help of the German authorities that issue the official German ID cards. The Verification Process requires every person who would like to gain access to the restricted areas of X-Real's websites to first register with X-Real as a member and pay a certain membership fee to X-Real. One step in the registration process requires that the potential new member enter his/her ID card number from his/her official German ID card. This 26 digit alphanumeric number is based on a certain logical format and includes various coded information, including the holder's date of birth. The ID card number also contains certain verification digits that are based on a certain mathematical algorithm. The Verification Process allows Cyberotic to decode the date of birth from the ID number and check, based on the verification digits, the plausibility of the ID card number that was provided. A potential new member who enters an ID card number that is not plausible will automatically be rejected by X-Real as a new member.

     Numerous jurisdictions prohibit and restrict the operation of adult entertainment websites. As users of the Internet are located around the globe, there is uncertainty regarding which government has jurisdiction to regulate various aspects of the Internet industry. Regulators could take the position that X-Real's websites fall within the scope of regulations regarding adult entertainment websites imposed by their jurisdiction and initiate enforcement actions against X-Real. In addition, the regulations in Germany regarding adult entertainment websites could change in the future and laws could be tightened, which could affect X-Real's ability to offer its services to the German market. If criminal or civil proceedings were initiated against X-Real in jurisdictions that prohibit or restrict the operation of adult entertainment websites, such proceedings could involve substantial litigation expenses, penalties, fines, diversion of the attention of our key executives, injunctions or other prohibitions being invoked against us. Such changes, proceedings and their results, and the uncertainty surrounding the regulation of the operation of Internet adult entertainment websites in general could have a material adverse affect on X-Real's and our business, revenues, operating results and financial condition. Our management believes that the operation of X-Real's adult entertainment websites is in accordance with currently applicable U.S. Federal and State laws.

     Neither we nor X-Real own any intellectual property rights regarding the name "X-Real." X-Real owns the domain names of the six websites that it owns and operates.

     X-Real, since its inception, has not conducted any research or development activities regarding its business and, consequently, has not spend any funds on such activities.

     X-Real does not have any employees. It utilizes the services of Cyberotic Media A.G., from which it leases the content of its webpages. Cyberotic Media A.G. also manages the operation of X-Real's websites, provides the Verification Process that limits the access to X-Real's websites, updates the websites, collects, through EuroDebit Systems GmbH, the payments of X-Real's customers and provides maintenance services with respect to X-Real's servers. X-Real pays a fee to Cyberotic Media A.G. for such services. In 1999 X-Real paid approximately $295,000 to Cyberotic Media A.G. for such services. Cyberotic Media A.G. provides these services and X-Real pays a fee for these services solely based on oral agreements between Cyberotic Media A.G. and X-Real. See also Item 12 - Certain Relationships and Related Transactions.

     Forward-Looking Statements. Our company has made certain forward-looking statements in this report. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. These statements reflect our management's current expectations and involve a number of risks and uncertainties. Actual results could differ materially due to the success of operating initiatives, advertising and promotional efforts, continuing Year 2000 compliance efforts, as well as changes in global and local business and economic conditions; currency exchange and interest rates; labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; legislation and government regulation; and accounting policies and practices.

Item 2.   Description of Property.

     We do not own any real property. Since August 1999, our world headquarters has been located in a recently completed office building in Monheim, Germany, and consists of approximately 430 square meters of office space. We share this space with Q-Seven Systems GmbH, which rents it from Mediacenter Betriebsgesellschaft mbH. The office space is provided to us by Q-Seven GmbH at no charge. See also Item 12 - Certain Relationships and Related Transactions. We do currently not intend to rent our own office space. The lack of any own facilities for our operations may work to our detriment in the future. Our wholly owned subsidiary Q-Seven Systems, Inc., a Nevada corporation, as well as our indirect subsidiary X-Real Intertainment, Inc. Ltd. share our office space in Monheim, Germany.

Item 3.   Legal Proceedings.

     There are no actions, suits, proceedings or governmental investigations pending, or to the knowledge of our management, threatened against our company or any of our subsidiaries.

Item 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the holders of our common stock through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5.   Market For Common Equity and Related Stockholder Matters.

     MARKET INFORMATION

     Prior to June 15, 1999, our common stock was traded on the Over-The-Counter Bulletin Board under the trading symbol DWNS. Since that date, our common stock has traded under the trading symbol QSSY. Our common stock is also traded on the over-the-counter market of the Frankfurt Stock Exchange under the trading symbol QSV. From August 1999 through January 2000, our common stock was also traded on the over-the-counter market of the Berlin Stock Exchange.

     The following table sets forth high and low bid prices of the shares of our common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations set forth below were provided by the Over-The-Counter Bulletin Board.


                                         Bid Prices
                                  High                 Low

     Quarter Ended                          1998

     March 31, 1998                ---*                ---*
     June 30, 1998                 ---*                ---*
     September 30, 1998        $0.375**          $0.15625**
     December 31, 1998        $0.4375**              $0.125



                                            1999
     March 31, 1999              $1.375               $0.25
     June 30, 1999            $2.625***             $0.5***
                               $5.25***             $1.5***
     September 30, 1999        $5.78125            $1.78125
     December 31, 1999           $2.875              $1.125

     --------
     * High and low bid prices are not available for our common stock for the first and second quarter of 1998 according to the OTC Bulletin Board. The prices that were reported in our 1998 Annual Report on Form 10-KSB were provided by certain market makers and the National Quotation Bureau.

     ** These prices differ from the prices that were provided in our 1998 Annual Report on Form 10-KSB. The prices used in last years' report were based on information that was provided by certain market makers and the National Quotation Bureau. This years' information was provided by the OTC Bulletin Board. Our management believes that the information set forth in the table above is the accurate information.

     *** The OTC Bulletin Board provided us with two sets of bid prices for this period due to the fact that our trading symbol was changed in the second quarter of 1999. The first set of bid prices reflects the low and high bid prices of our common stock for the time during the second quarter of 1999 when it was traded under the symbol DWNS; the second set of bid prices reflects the low and high bid prices of our common stock for the time during the second quarter of 1999 when it was traded under the symbol QSSY.


     HOLDERS

     As of April 5, 2000, there were approximately 28 holders of record of our common stock. Some of these holders were institutions that probably were holding our stock on behalf of various beneficial owners.

     DIVIDENDS

     We have never paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

     [TO BE COMPLETED BY AMENDMENT UPON COMPLETION OF OUR AUDITED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.]

Item 7.   Financial Statements.

     [TO BE COMPLETED BY AMENDMENT UPON COMPLETION OF OUR AUDITED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.]

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     There were no changes in, or disagreements with accountants on accounting and financial disclosure for our two most recent fiscal years.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

          DIRECTORS AND EXECUTIVE OFFICERS

     As of March 30, 2000, the following directors and executive officers of our company hold the offices indicated until their successors are chosen and qualified after the next annual meeting of shareholders:


Name                        Age  Title(s)

Philipp S. Kriependorf      26   President, Chief Executive Officer and
                                 Director since  May 1999
Philip Kamp                 26   Vice President, Treasurer and Director since
                                 May 1999
Olaf D. Cordt               28   Secretary and Director since May 1999

     The following is certain additional information concerning each of the executive officers and directors of our company.

PHILIPP SEBASTIAN KRIEPENDORF serves as President, Chief Executive Officer and Director of our company. He also serves as a Managing Director of Q-Seven Systems GmbH and as Director of EuroDebit Systems, Inc., a company that has developed an electronic on-line debit-entry payment and clearing system. Mr. Kriependorf also serves as a management consultant for Mediacenter Betriebsgesellschaft mbH and has prior experience as a project manager for T.N.P./Q-5 Internet Marketing GmbH. Mr. Kriependorf is the chairman of Cyberotic Media A.G.'s supervisory board. Mr. Kriependorf has studied economics at the University of Cologne in Germany. See also Item 12 - Certain Relationships and Related Transactions.

PHILIP KAMP serves as Vice President, Treasurer and Director of our company. He also serves as Chief Financial Officer of EuroDebit Systems, Inc. and as Managing Director of EuroDebit Systems GmbH, a 90% owned subsidiary of EuroDebit Systems, Inc., of which X-Real, our indirect Bahamian subsidiary, is currently the main customer. Mr. Kamp also serves as a management consultant for Mediacenter Betriebsgesellschaft mbH. Mr. Kamp has previously worked for D.M. Griffith, Inc. Consulting. In 1997, Mr. Kamp founded T.N.P./Q-5 Internet Marketing GmbH and, in 1999, Cyberotic Media AG. Mr. Kamp has a bachelors degree in economics, specializing in international business administration, from the University of Utrecht in the Netherlands. See also Item 12 - Certain Relationships and Related Transactions.

     OLAF DOMINIK CORDT serves as Secretary and Director of our company. He also serves as a consultant for Q-Seven Systems GmbH and as a Director of EuroDebit Systems, Inc. He also works as a consultant for Mediacenter Betriebsgesellschaft mbH. Mr. Cordt has Internet-related experience through his work at T.N.P./Q-5 Internet Marketing GmbH, of which he is currently the Managing Director. Mr. Cordt has studied computer sciences at the University of Dortmund in Germany. See also Item 12 - Certain Relationships and Related Transactions.

     SIGNIFICANT EMPLOYEES

     Our company has currently no employees. We utilize at no charge certain employees of Q-Seven Systems GmbH, none of which we would consider a significant employee.

     FAMILY RELATIONSHIPS

     Our management is not aware of any family relationships among our directors, executive officers or other persons nominated or chosen by us to become officers or executive officers of our company.

     INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     Our management is not aware of any material legal proceedings involving any of our directors, director nominees, promoters or control persons, including bankruptcy petitions filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; criminal convictions or pending criminal proceedings (excluding traffic violations and other minor offenses); any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting the involvement in any type of business, securities or banking activities; any order, judgment or decree of a competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, which judgment has not been reversed, suspended or vacated.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our common stock, to file with the Commission reports of ownership and changes in ownership. Officers, directors and persons who own more than ten percent of our common stock are required to furnish us with copies of all forms they file pursuant to Section 16(a) of the Exchange Act.

     Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, our management believes that, during the fiscal year ended December 31, 1999, all filing requirements applicable to our officers, directors and more than percent beneficial owners were complied with.

Item 10.  Executive Compensation.

     The following table summarizes the total compensation of (A) our current President, Chief Executive Officer and Director, Mr. Kriependorf, (B) our former President, Treasurer and Director (until May 24, 1999), Mr. Ellsworth, and (C) our other most highly compensated executive officers (collectively, the "Named Executive Officers"). At this time, none of our executive officers receives from us a salary or other compensation for their services. Mr. Kriependorf did not receive any compensation from us in 1999. He received, however, payments from our affiliate Mediacenter Betriebsgesellschaft mbH, which are reflected in the compensation table below. See also Item 12 - Certain Relationships and Related Transactions.

                                 Annual Compensation                         Long-Term Compensation
                                                                             Awards                    Payouts
                                                                             Restricted Securities
                                                               Other Annual  Stock      Underlying     LTIP     All Other
Name and Principal Position  Year   Salary          Bonus      Compensation  Award(s)   Optional SARs  Payouts  Compensation

                                    ($)             ($)        ($)           ($)        (#)            ($)      ($)
(a)                          (b)    (c)             (d)        (e)           (f)        (g)            (h)      (i)

Philipp S. Kriependorf       1999   approximately         0             0          0              0         0             0
President, Chief Executive           $50,000***
Officer and Director*

Barry A. Ellsworth           1999          $6,000         0    $5,000****          0              0         0             0
Director, President and      1998         $22,000   $19,300             0          0              0         0             0
Treasurer**                  1997         $12,000    $2,535             0          0              0         0             0

--------------
*   Since May 24, 1999.
**  Until May 24, 1999.
*** The amount of DM 100,000 (equals approximately $50,000) was paid in 1999 to Mr. Kriependorf by Mediacenter Betriebsgesellschaft mbH. This amount includes the monetary benefits relating to the use of a car provided to Mr. Kriependorf. Approximately 90% of this compensation was paid for his services as managing director of Q-Seven Systems GmbH. The remaining 10% was paid to Mr. Kriependorf for services that he provided in 1999 to other Internet related companies owned by Messrs. Kriependorf, Kamp and Cordt. See also Item 12 - Certain Relationships and Related Transactions.
****This amount was paid to Mr. Ellsworth pursuant to a Consulting Agreement with us dated May 27, 1999. See Item 12 - Certain Relationships and Related Transactions.


     We have not granted to the Named Executive Officers during the fiscal year ended December 31, 1999 any options or SARs or any long-term incentive plan awards.

     COMPENSATION OF DIRECTORS

     The members of our Board of Directors do neither receive any compensation from us for their service as directors of our company nor are they reimbursed by us for actual expenses incurred by them in attending our board meetings or otherwise.

     EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE IN CONTROL ARRANGEMENTS

     There are neither any written employment contracts between us and the Named Executive Officers nor any compensatory plans or arrangements involving a Named Executive Officers exceeding $100,000. Oral employment contracts exist between each of Messrs. Kriependorf, Kamp and Cordt, our officers, directors and principal shareholders, and Mediacenter Betriebsgesellschaft mbH, relating to services rendered by Messrs. Kriependorf, Kamp and Cordt to Internet related companies that are owned by them, including Q-Seven Systems GmbH. None of these oral employment agreements provide for an annual compensation exceeding, in each case, $100,000. See also Item 12 - Certain Relationships and Related Transactions.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The table below sets forth information, as of April 5, 2000 (except where otherwise indicated), with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, by each of our directors, by each Named Executive Officer and by all of our officers and directors as a group. Unless otherwise noted, each such shareholder has the sole investment and voting power with respect to the shares owned.


                                                                               Amount and Nature of Beneficial
                                                                               Ownership of Common Stock as
Title of Class   Name And Address of Beneficial Owner   Position               of April 5, 2000                  Percent of Class
--------------   ------------------------------------   --------               ------------------------------    ----------------

Common Stock,    Philipp S. Kriependorf                 President, Chief       2,633,334 shares                  21.07%
$0.001 par       c/o Q-Seven Systems, Inc., Mittelstr   Executive Officer,
value per share  11-13, D-40789 Monheim, Germany        and Director*          Record and Beneficial

Common Stock,    Philip Kamp                            Vice President,        2,633,333 shares                  21.07%
$0.001 par       c/o Q-Seven Systems, Inc., Mittelstr   Treasurer, and
value per share  11-13, D-40789 Monheim, Germany        Director*              Record and Beneficial

Common Stock,    Olaf D. Cordt                          Secretary and          2,633,333 shares                  21.07%
$0.001 par       c/o Q-Seven Systems, Inc., Mittelstr   Director*
value per share  11-13, D-40789 Monheim, Germany                               Record and Beneficial

Common Stock,    Barry A. Ellsworth                     President, Treasurer   1,021,500 shares***               8.17%***
$0.001 par       6120 W. Tropicana Ave. A16-299,        and Director**
value per share  Las Vegas, NV 89103                                           Record and Beneficial

Common Stock,    All directors and executive officers                          7,900,000 shares                  63.2%
$0.001 par       of our company as a group (3 persons).
value per share                                                                Record and Beneficial

     ----------
     *        Since May 24, 1999.
     **       Until May 24, 1999.
     ***      As of January 27, 2000.


Item 12.  Certain Relationships and Related Transactions.

     Some of the stockholders, directors and officers of our company are also controlling shareholders, directors and officers of other Internet related companies. In certain instances, our company engages in transactions with these companies.

     Q-Seven Systems GmbH, a German corporation founded in February 1999 ("Q-Seven GmbH"), is owned by Messrs. Kriependorf, Kamp and Cordt, our directors, officers and controlling shareholders. Mr. Kriependorf is the managing director of Q-Seven GmbH and receives a salary for such services from Mediacenter Betriebsgesellschaft mbH (see below). We use at no charge Q-Seven GmbH's offices in Monheim, Germany, as well as certain of Q-Seven GmbH's office equipment (e.g., telephone, facsimile, etc.). We also utilize free of charge to us the services of certain of Q-Seven GmbH's employees. There are no written agreements between us and Q-Seven GmbH regarding the use of Q-Seven GmbH's offices, office equipment and employees. Q-Seven GmbH owns the User Management Software that we license to our customers. We have entered into a License Agreement with Q-Seven GmbH pursuant to which we have been granted the exclusive and unlimited right to license the User Management Software to our customers. We have to pay to Q-Seven GmbH a royalty fee of 90% of the revenues generated by the sale of licenses regarding the User Management Software.

     EuroDebit  Systems,  Inc,  a Nevada  corporation  which  has  developed  an electronic on-line debit-entry payment and clearing system ("EuroDebit"), is approximately 42% owned by Messrs. Kriependorf, Kamp and Cordt, our directors, officers and controlling shareholders. EuroDebit Systems GmbH, a German corporation ("EuroDebit GmbH"), is a 90% owned subsidiary of EuroDebit. X-Real, our indirect Bahamian subsidiary, is currently, through Cyberotic Media A.G. (see below), the main customer of EuroDebit GmbH.

     Mediacenter Betriebsgesellschaft mbH, a German corporation ("Mediacenter"), is owned by Messrs. Kriependorf, Kamp and Cordt, our directors, officers and controlling shareholders. Q-Seven GmbH leases from Mediacenter the office space in Monheim that we are using and certain of the office equipment that Q-Seven GmbH and we are using. Mr. Kriependorf is an employee of Mediacenter and, pursuant to an oral agreement between Mediacenter and Q-Seven Systems GmbH and an oral employment agreement between Mediacenter and Mr. Kriependorf, receives from Mediacenter a salary for his services as Managing Director of Q-Seven Systems GmbH. See Item 10 - Executive Compensation, in Footnote "***". Messrs. Kamp and Cordt are also employees of Mediacenter and, pursuant to oral employment agreements with Mediacenter, each received in 1999 a salary in the amount of DM 100,000 (equals approximately $50,000) from Mediacenter for their services to Internet related companies owned by Messrs. Kriependorf, Kamp and Cordt, including Q-Seven GmbH.

     Cyberotic Media A.G., a German corporation, which is controlled by Messrs. Kamp and Cordt, two of our directors, officers and controlling shareholders, resells EuroDebit GmbH's services to X-Real, our indirect Bahamian subsidiary. Cyberotic Media A.G. also manages the operations of X-Real, leases to X-Real to content for its X-Real websites and provides maintenance services with respect to X-Real's servers. Cyberotic Media A.G. provides such services to X-Real and X-Real pays a fee to Cyberotic for such services solely based on oral agreements.

     In other instances, as is the case with respect to T.N.P./Q-5 Internet Marketing GmbH, whose managing director is Mr. Cordt, our Director and Secretary, there are no intercompany transactions, but only commonality of ownership and control. Because control of these companies is held by a common group of people, under certain circumstances our company could possibly be held liable for the debt of one of those other companies, if that company were to become insolvent. If this were to occur, it could have a significant adverse effect on our business and financial condition.

     Mr. Barry A. Ellsworth was the President and Treasurer of our Company until May 24, 1999 and currently owns approximately 8% of our common stock. We entered into a Consulting Agreement with Mr. Ellsworth dated May 27, 1999, pursuant to which Mr. Ellsworth was to provide certain consulting services to us in exchange for a monthly fee of $2,500.

Item 13.  Exhibits, List and Reports on Form 8-K.

          EXHIBITS


EXHIBIT NO.  DESCRIPTION

3.1 Articles of Incorporation, as amended: Incorporated herein by reference to Exhibit 3.1 to the Report on Form 10-QSB for the quarter ended June 30, 1999.

3.2          By-laws, as amended:  Incorporated herein by reference to Exhibit
             3.2 to the Report on Form 10-QSB for the quarter ended September 30, 1999.

3.3          Form of Stock  Certificate:  Incorporated  herein by reference to
             Exhibit 3.3 to the Registration Statement on Form 8-A, filed on October 29, 1999.

10.1 License Agreement between Q-Seven Systems GmbH and Q-Seven Systems, Inc., undated: Incorporated herein by reference to
             Exhibit 10.1 to the Report on Form 10-QSB for the quarter ended June 30, 1999.

10.2         Agreement  and  Plan of  Share  Exchange,  dated  May  24,  1999:
             Incorporated herein by reference to Exhibit III to the Report on Form 8-K filed with the Commission on June 9, 1999.

10.3 Consulting Agreement dated May 27, 1999 between Q-Seven Systems, Inc. and Mr. Barry A. Ellsworth.*

21.1         Subsidiaries.*

    --------
    *   Filed herewith.


     REPORTS ON FORM 8-K

     On November 15, 1999, we filed with the Commission an amendment to our report on Form 8-K of June 8, 1999, to amend and restate certain financial statements that were filed as exhibits to such report.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this request to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Q-SEVEN SYSTEMS, INC.


      Date: April 14, 2000   By:    /s/ Ph. Kriependorf
                                    _________________________
                                    Name:  Philipp S. Kriependorf
                                    Title: President, Chief Executive Officer
                                           and Director


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and the dates indicated.


      Date: April 14, 2000          /s/ Ph. Kriependorf
			            _________________________
                                    Philipp S. Kriependorf
                                    President, Chief Executive Officer
                                    Chief Financial Officer, Chief
                                    Accounting Officer and Director


      Date: April 14, 2000          /s/ Philip Kamp
                                    _________________________
                                    Philip Kamp
                                    Director


      Date: April 14, 2000          /s/ Olaf D. Cordt
                                    _______________________
                                    Olaf D. Cordt
                                    Director

                                INDEX TO EXHIBITS



EXHIBIT NUMBER      DESCRIPTION OF EXHIBIT

3.1 Articles of Incorporation, as amended: Incorporated herein by reference to Exhibit 3.1 to the report on Form 10-QSB for the period ended June 30, 1999.

3.2                By-laws,  as amended:  Incorporated  herein by  reference to
                   Exhibit 3.2 to the report on Form 10-QSB for the period ended September 30, 1999.

3.3 Form of Stock Certificate: Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form 8-A, filed on October 29, 1999.

10.1 License Agreement between Q-Seven Systems GmbH and Q-Seven Systems, Inc., undated: Incorporated herein by reference to
                   Exhibit 10.1 to the report on Form 10-QSB for the period ended June 30, 1999.

10.2               Agreement  and Plan of Share  Exchange,  dated May 24, 1999:
                   Incorporated herein by reference to Exhibit III to the Report on Form 8-K filed with the Commission on June 9, 1999.

10.3 Consulting Agreement dated May 27, 1999 between Q-Seven Systems, Inc. and Mr. Barry A. Ellsworth.*

21.1               Subsidiaries.*


   -------
   *    Filed herewith.