Form 10QSB
period 2000-03-31
Q SEVEN SYSTEMS INC
filed 2000-05-16
CIK 1033504

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                                    333-6440
                            (Commission File Number)

                              Q-SEVEN SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


             UTAH                                         87-0567618
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

        MITTELSTR. 11-13                               011-49-2173-392 20
    40789 MONHEIM, GERMANY                        (Issuer's Telephone number)
(Address of Principal Executive Offices)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     The number of shares outstanding of the issuer's commons stock, $0.001 par value, as of May 12, 2000 was 12,500,000.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

     THIS QUARTERLY REPORT ON FORM 10-QSB OMITS, PURSUANT TO RULE 12b-25 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, ITEM 1 (FINANCIAL INFORMATION) AND ITEM 2 (MANAGEMENT'S DISCUSSION AND ANALYSIS) OF PART I OF FORM 10-QSB AS WELL AS EXHIBIT 27.1 (FINANCIAL DATA SCHEDULE).

                                     PART I
                              FINANCIAL INFORMATION

Item 1.     Financial Statements.

     [TO BE COMPLETED BY AMENDMENT UPON COMPLETION OF OUR INTERIM
FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2000]

Item 2.     Management's Discussion and Analysis.

     [TO BE COMPLETED BY AMENDMENT UPON COMPLETION OF OUR INTERIM FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2000]


                                     PART II
                                OTHER INFORMATION

Item 1.     Legal Proceedings.

     There are no actions, suits, proceedings or governmental investigations pending, or to the knowledge of our management threatened, against our company or any of our subsidiaries.

Item 2.     Changes in Securities and Use of Proceeds.

            Not applicable.

Item 3.     Default Upon Senior Securities.

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of the holders of our common stock through the solicitation of proxies of otherwise during the first quarter of the year 2000.

Item 5.     Other Information.

     The Consulting Agreement with our former officer and director, Barry A. Ellsworth, has been terminated effective August 5, 1999 pursuant to a Termination Agreement dated April 17, 2000. A copy of the Termination Agreement has been filed as an Exhibit to this Quarterly Report and is incorporated herein by reference.

 Item 6.    Exhibits and Reports on Form 8-K.

             EXHIBITS

EXHIBIT NO.                               DESCRIPTION
3.1 Articles of Incorporation, as amended: Incorporated herein by reference to Exhibit 3.1 to the report on Form
             10-QSB for the quarter ended June 30, 1999.
3.2          By-laws, as amended: Incorporated herein by reference to Exhibit
             3.2 to the report on Form 10-QSB for the period ended September 30, 1999.
3.3          Form of Stock Certificate:  Incorporated herein by reference to
             Exhibit 3.3 to the Registration Statement on Form 8-A, filed on October 29, 1999.
10.1         License Agreement between Q-Seven Systems GmbH and Q-Seven
             Nevada: Incorporated herein by reference to Exhibit 10.1 to the Report on Form 10-QSB for the quarter ended June 30, 1999.
10.2         Agreement and Plan of Share Exchange dated May 24, 1999:
             Incorporated herein by reference to Exhibit III to the Report on Form 8-K filed on June 9, 1999.
10.3         Consulting Agreement dated May 27, 1999 between Q-Seven
             Systems, Inc. and Mr. Barry A. Ellsworth: Incorporated herein by reference to Exhibit 10.3 to the Report on Form 10-KSB for the fiscal year ended December 31, 1999.
10.4 Termination Agreement dated April 17, 2000 between Q-Seven Systems, Inc. and Mr. Barry A. Ellsworth.*
   --------
    * Filed herewith.

                               REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed by us with the Securities and Exchange Commission during the first quarter of the year 2000.

     In accordance with the requirements of the Exchange Act, the registrant caused this request to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date: May 16, 2000                     /s/ Philipp Kripendorf
                                                _________________________
                                                Philipp Kriependorf
                                                President, Chief Executive
                                                Officer and Chief Financial
                                                Officer

                                INDEX TO EXHIBITS


EXHIBIT NUMBER                DESCRIPTION OF EXHIBIT
3.1 Articles of Incorporation, as amended: Incorporated herein by reference to Exhibit 3.1 to the report on
             Form  10-QSB for the  period  ended June 30,
             1999.
3.2          By-laws, as amended: Incorporated herein by reference to
             Exhibit 3.2 to the report on Form 10-QSB for the period ended September 30, 1999.
3.3          Form of Stock Certificate: Incorporated herein by reference to
             Exhibit 3.3 to the Registration Statement on Form 8-A, filed on October 29, 1999.
10.1         License Agreement between Q-Seven Systems GmbH and Q-
             Seven Nevada: Incorporated herein by reference to Exhibit 10.1 to the report on Form 10-QSB for the period ended June 30,
             1999.
10.2         Agreement and Plan of Share Exchange dated May 24, 1999:
             Incorporated herein by reference to Exhibit III to the Report on Form 8-K filed on June 9, 1999.
10.3 Consulting Agreement dated May 27, 1999 between Q-Seven Systems, Inc. and Mr. Barry A. Ellsworth: Incorporated herein by reference to Exhibit 10.3 to the Report on Form 10-KSB for the fiscal year ended December 31, 1999.
10.4 Termination Agreement dated April 17, 2000 between Q-Seven Systems, Inc. and Mr. Barry A. Ellsworth.*
   -------
    * Filed herewith.