Form 10KSB/A
period 1999-12-31
Q SEVEN SYSTEMS INC
filed 2000-05-19
CIK 1033504

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                                    333-6440
                            (Commission File Number)

                              Q-SEVEN SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)


             UTAH                                          87-0567618
(State or Other Jurisdiction of                         (IRS Employer
 Incorporation or Organization)                        Identification No.)

            MITTELSTR. 11-13                              011-49-2173-392 20
        40789 MONHEIM, GERMANY                       (Issuer's Telephone Number)
(Address of Principal Executive Offices)

         Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
              Title of Each Class                    on Which Registered
              -------------------                   ---------------------
                       N/A                                  N/A

         Securities registered under Section 12(g) of the Exchange Act:

                                 Title of Class

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE

     Check whether the issuer: (i) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[  ]  No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Amendment No. 1 to Form 10-KSB or any further amendments to Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 1999 were $1,296,154.

     The aggregate market value of the issuer's common stock held by non-affiliates of the issuer as of May 11, 2000, computed by reference to the close price as at May 11, 2000 of $1.0625 of the issuer's common stock as quoted on the OTC Bulletin Board service on such date, was approximately $4,887,500.

     The number of shares outstanding of the issuer's common stock as of May 1, 2000 was 12,500,000.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

Item 1.   Description of Business.

          BUSINESS DEVELOPMENT

     Q-Seven Systems, Inc., formerly known as Downstream Incorporated - DSI (collectively with the subsidiaries specified in Exhibit 21.1, unless otherwise noted or required by the context, "our company" or "we"), was incorporated in November 1996 under the laws of the State of Utah to engage in the business of financial consulting. In July 1997, we completed a public offering of our common stock, in which we issued to the public 1,034,000 shares. On May 24, 1999, our company and the shareholders of Q-Seven Systems, Inc., a Nevada corporation ("Q-Seven Nevada"), entered into an Agreement and Plan of Share Exchange pursuant to which our company acquired from Messrs. Kriependorf, Kamp and Cordt, who are now our officers, directors and principal shareholders, 100% of the issued and outstanding shares of Q-Seven Nevada for 7,900,000 newly issued shares of our common stock. On June 10, 1999, we changed our name from Downstream Incorporated - DSI to Q-Seven Systems, Inc.

     Q-Seven Nevada, which is now a wholly owned subsidiary of our company, has been granted by Q-Seven Systems GmbH (see Item 12 - Certain Relationships and Related Transactions) the exclusive right to sell licenses relating to the so called Q-Seven User Management Software which is described in detail below (see
Item 1 - Business of Issuer). At the end of 1999 Q-Seven Nevada also owned all issued and outstanding shares of common stock of X-Real Intertainment, Inc. Ltd., a corporation organized under the laws of the Bahamas ("X-Real"), which owns and operates six adult entertainment websites. See also Item 12 - Certain Relationships and Related Transactions. X-Real has since received a commitment from Infobridge International Ltd., a company organized under the laws of the Bahamas ("Infobridge"), to invest in X-Real DM 1,000,000 (the "Infobridge Investment"), which amount equals approximately $456,000 on the basis of the Federal Reserve Bank of New York May 17, 2000 noon buying rate of $1 = Euro
0.8921 and the fixed exchange rate of Euro 1 = DM 1.95583. X-Real has agreed to issue a certain number of its shares to Infobridge in exchange for the Infobridge Investment. At this time, no written agreement regarding the Infobridge Investment exists between X-Real and Infobridge. In March 2000, X-Real received the first tranche of the Infobridge Investment in an amount of DM 500,000, which amount equals approximately $228,000 on the basis of the Federal Reserve Bank of New York May 17, 2000 noon buying rate of $1 = Euro
0.8921 and the fixed exchange rate of Euro 1 = DM 1.95583. The remainder of the Infobridge Investment is to be paid to X-Real upon our management's request. Our management expects that the number of shares to be issued to Infobridge will be approximately equal to the number of shares that are currently issued and outstanding; Q-Seven Nevada intends to retain an equity interest in X-Real slightly exceeding 50% in order to allow us to continue to consolidate X-Real's results in our financial statements. As a result, Q-Seven Nevada will soon in all likelihood own only slightly more than 50% of X-Real's stock.

     On October 29, 1999, we filed with the Securities and Exchange Commission (the "Commission") a registration statement on Form 8-A to register our common stock under Section 12(g) of the Securities Exchange Act of 1934.

          BUSINESS OF ISSUER

User Management Software

     We sell licenses relating to a modulized software suite, the Q-Seven User Management Software (the "User Management Software" or "our software"), that allows Internet content providers to efficiently build, operate and manage Internet environments, especially entertainment environments. Our software consists of different modules which can be combined and customized to provide Internet solutions for our customers' specific needs. The User Management Software has been developed and is owned by Q-Seven Systems GmbH, a German corporation, which has granted us the exclusive right to license the User Management Software. Q-Seven Systems GmbH is not a subsidiary of our company but is owned by Messrs. Kriependorf, Kamp and Cordt, our officers, directors and principal shareholders. See Item 12 - Certain Relationships and Related Transactions. The licenses that we sell with regard to our software allow our customers to use the User Management Software in accordance with their respective license agreements with us. Our customers pay us a fee for the grant of such licenses and the use of our software. Our customers usually make a downpayment on the license fee at the time we grant them a license to our software; the remainder of the license fee is paid to us in equal installments over a period of one to two years.

     Q-Seven Systems GmbH delivers the User Management Software to our customers and installs and configures it on our customers' servers. These services are included in the license fee that our customers pay to us. Q-Seven Systems GmbH provides these services to our customers at no charge to us other than the portion of our fee that we must pay to them for our own license.

     The User Management System is a modulized software suite which can be used to distribute or sell products and services and collect payments for those products and services through the Internet, and which offers users a system for the backend administration of various types of e-commerce sites on the Internet. The software currently consists of the following software modules, which can be combined and customized by Internet content providers into any kind of commercial online entertainment, shopping or service system, including online gaming and adult entertainment, to service and handle user administration and online transactions:

     o    Q-7 User Account Management Server;

     o    Q-7 Billing Module; and

     o    Q-7 Casino Module.

     Our software is designed to allow Internet service providers to administer their sites and manage the users of their sites; it also provides a secure online payment system. The User Management Software provides frequent, and management believes, accurate feedback to the administrator of a website regarding the customers of such website and their activities. Our software can quickly be integrated into existing Internet environments and allows Internet service providers to keep up with the rapid pace of technological change in the Internet. The User Management Software is designed for the use with standard webbrowsers by non-computer professionals; our management believes that our software is so easy to use that even non-computer professionals can administer a system that utilizes our software.

     The user account management server is the central module of every Internet environment that uses our software. It manages not only the accounts of each user who uses our customers' websites but also each user's account balances and other information. Each user can transfer money to his/her individual account and can then spend this money on our customers' websites.

     The billing module is the interface between the user account management server and any online payment software that our customers might use. Currently it supports only the different payment mechanisms, e.g., credit card and electronic on-line debit-entry payments, that EuroDebit Systems, Inc. offers. See also Item 12 - Certain Relationships and Related Transactions.

     The casino  module  allows  online  casino  operators  to create and manage online  casinos  and offers a variety of online  games.  Numerous  jurisdictions impose licensing requirements or other restrictions on, or even ban, the operation, or the utilization of the services, of online casinos in their territory. Our company does not operate online casinos, but only provides the software that enables our customers to operate online casinos. The casino software module that we license to our customers as well as the other parts of our software are installed and operated on our clients' servers and not on any servers or systems that belong to us or Q-Seven Systems GmbH. Consequently, our management believes that our company is not directly affected by laws and regulations prohibiting or restricting Internet gaming and the operation of online casinos. However, there is a high degree of uncertainty regarding the scope and the potential addressees of Internet gaming regulations, and regulators could take the position that our business falls within the scope of such regulation and initiate enforcement actions against us. In addition, Internet gaming regulation could change in the future and the laws could be tightened, which could affect our ability to license our casino software module. If criminal or civil proceedings were initiated against us or the licensees of our casino software module in jurisdictions that prohibit or restrict Internet gaming, such proceedings could involve substantial litigation expenses, penalties, fines, diversion of the attention of our key executives, injunctions or the invocation of other prohibitions against us or the licensees of our casino software module. Such proceedings, their results and the uncertainty surrounding the regulation of Internet gaming in general could have a material adverse effect on our business, revenues, operating results and financial condition. Our management believes that the sale of licenses to our software, including the casino module, is in accordance with currently applicable U.S. Federal and State laws.

     On May 10, 2000, the House Banking Committee Chairman James A. Leach (R-Iowa) and the committee's ranking Democrat, Rep. John J. LaFalce (N.Y.), introduced legislation (H.R. 4419) that would prohibit the use of credit cards, checks, or electronic fund transfers in internet gambling. The bill, intended to complement the Internet Gambling Prohibition Act (H.R. 3125), which the House Judiciary Committee approved in April, would extend a current ban on gambling over telephone lines to the Internet. If these bills were enacted, it could affect our customers' interest in our gaming module software and could have a material adverse effect on our business, revenues, operating results and financial condition.

     Our management believes that our main competitors in the area of online gaming software are Starnet Communications International Inc., a Delaware corporation ("Starnet"), Boss Media AB, a Swedish company ("Boss Media"), Microgaming, a South African company ("Microgaming"), and Cryptologic, Inc., a Canadian company ("Cryptologic").

     Starnet's products are the most common online gaming software products at the moment. They offer the largest number of different games. Our management believes that Starnet's products differ from our products in the following ways:
Starnet only licenses casinos co-hosted on their own servers in

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

     Boss Media was one of the first companies to offer online gaming software that featured multi-player games. Our management believes that Boss Media's gaming software also can be used only on Boss Media's own servers in Antigua. In addition, our management believes that Boss Media's customers are required to pay a setup fee and a royalty fee based on a percentage of the net gaming revenues generated by Boss Media's customers.

     Microgaming was also among the first companies that offered an online casino software solution. Our management believes that Microgaming's customers are required to pay a setup fee and are then charged a royalty fee based on a percentage of the net gaming revenues generated by Microgaming's customers. Microgaming is one of the companies with the highest number of licensees in the online casino software market.

     Cryptologic offers a software solution for online casinos. Our management believes that Cryptologic charges its customers a setup fee and a royalty fee of up to 50% of the net gaming revenues generated by the customer.

     At this time, we have only licensed our software to five customers, i.e., Global Net Gamble Ltd., Bahamas, Futura Internet Services Ltd., Bahamas, World Network Ltd., Bahamas, Setec Astronomy Ltd., Bahamas, and Advanced Media Group S.A., Dominican Republic.

     New modules for our software are currently being developed and tested by Q-Seven Systems GmbH. Our management believes that some of the new modules will be completed and available for licensing to our customers in the near future. We have not spent any amounts on research or the development of our software. All research and development activities with respect to our software are conducted by Q-Seven Systems GmbH, which also bears all costs and expenses in connection with such research and development activities. See Item 12 - Certain Relationships and Related Transactions. Q-Seven Systems GmbH, since its inception in 1999, spent on the research and development of our software approximately DM 1,500,000, which amount equals approximately $684,000 on the basis of the Federal Reserve Bank of New York May 17, 2000 noon buying rate of $1 = Euro 0.8921 and the fixed exchange rate of Euro 1 = DM 1.95583.

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

     At this time, neither we nor Q-Seven Nevada has any employees; however, we entered into a Consulting Agreement, dated May 27, 1999, with Mr. Barry A. Ellsworth, our former president, treasurer and director, who currently owns approximately 7.59% of our common stock. Pursuant to the Consulting Agreement Mr. Ellsworth was to provide certain consulting services to our company for a monthly fee of $2,500. The Consulting Agreement with Mr. Ellsworth has been terminated. See also Item 12 - Certain Relationships and Related Transactions.

Internet Adult Entertainment

     Our indirect subsidiary, X-Real Intertainment, Inc. Ltd., owns and operates six adult entertainment websites, which are exclusively directed to viewers in Germany. Four of these websites operate on a subscription basis.

     The competition in the area of adult entertainment websites is steadily increasing. X-Real's sites were some of the first to enter this market, and our management believes that some of X-Real's websites have achieved significant brand recognition in Germany. Although the number of competitors in this area is increasing, our management believes that X-Real will be able to maintain and perhaps extend its market position in Germany.

     German regulators impose strict regulations on the content of adult entertainment websites. An organization with the name Jugendschutz.net has been formed in Germany which tries to ensure that minors will not be able to gain access to adult content of webpages. X-Real cooperates with Jugendschutz.net as well as with German regulators to maintain a process for its wegpages that ensures that only adults are able to gain access to the restricted areas of those webpages. Our management believes that the content of X-Real's websites complies with German law and that the areas of X-Real's webpages which are accessible for every viewer comply with German law and are suitable for every viewer.

     Our management believes that the restricted areas of X-Real's websites can only be accessed by German citizens, since every viewer who wishes to visit the restricted areas of X-Real's websites needs to enter certain personal information from his/her official German ID card. The process (the "Verification Process") that X-Real uses to ensure that only German adults can gain access to the restricted areas of its websites has been developed and is provided to X-Real by Cyberotic Media A.G., which manages the operation of X-Real's websites for a fee. See also Item 12 - Certain Relationships and Related Transactions. The Verification Process has been developed with the help of the German authorities that issue the official German ID cards. The Verification Process requires every person who would like to gain access to the restricted areas of X-Real's websites to first register with X-Real as a member and pay a certain membership fee to X-Real. One step in the registration process requires the potential new member to enter his/her ID card number from his/her official German ID card. This 26 digit number is based on a certain logical format and includes various coded information, including the holder's date of birth. The ID card number also contains certain verification digits that are based on a mathematical algorithm. The Verification Process allows Cyberotic to decode the date of birth from the ID number and check, based on the verification digits, the plausibility of the ID card number that was provided. A potential new member who enters an ID card number that is not plausible or was issued to a person who is too young will automatically be rejected by X-Real as a new member.

     Numerous jurisdictions prohibit and restrict the operation of adult entertainment websites. As users of the Internet are located around the globe, there is uncertainty regarding which government has jurisdiction to regulate various aspects of the Internet industry. Regulators could take the position that X-Real's websites fall within the scope of regulations regarding adult entertainment websites imposed by their jurisdiction and initiate enforcement actions against X-Real. In addition, the regulations in Germany regarding adult entertainment websites could change in the future and laws could be tightened, which could affect X-Real's ability to offer its services to the German market. If criminal or civil proceedings were initiated against X-Real in jurisdictions that prohibit or restrict the operation of adult entertainment websites, such proceedings could involve substantial litigation expenses, penalties, fines, diversion of the attention of our key executives, injunctions or the invocation of other prohibitions against us. Such changes, proceedings and their results, and the uncertainty surrounding the regulation of the operation of Internet adult entertainment websites in general could have a material adverse affect on X-Real's and our business, revenues, operating results and financial condition. Our management believes that the operation of X-Real's adult entertainment websites is in accordance with currently applicable U.S. Federal and State laws.

     Neither we nor X-Real own any intellectual property rights regarding the name "X-Real." X-Real owns the domain names of the six websites that it owns and operates.

     X-Real, since its inception, has not conducted any research or development activities regarding its business and, consequently, has not spend any funds on such activities.

     X-Real does not have any employees. It utilizes the services of Cyberotic Media A.G., from which it also leases the content of its webpages. Cyberotic Media A.G. manages the operation of X-Real's websites, provides the Verification Process that limits the access to X-Real's websites, updates the websites, collects, through EuroDebit Systems GmbH, the payments of X-Real's customers and provides maintenance services with respect to X-Real's servers. X-Real pays a fee to Cyberotic Media A.G. for such services. In 1999, this fee was approximately $295,000. Cyberotic Media A.G. provides these services and X-Real pays a fee for these services solely on the basis of oral agreements between Cyberotic Media A.G. and X-Real. Until the end of 1999, support services to X-Real were also provided by Alice Jay Productions Inc. X-Real paid approximately $78,000 to Alice Jay Productions Inc. in 1999 for such services. See also Item 12 - Certain Relationships and Related Transactions.

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

                                     PART II

Item 5.   Market For Common Equity and Related Stockholder Matters.

          MARKET INFORMATION

     Prior to June 15, 1999, our common stock was traded on the Over-The-Counter Bulletin Board under the trading symbol DWNS. Since that date, our common stock has traded under the trading symbol QSSY. Effective April 25, 2000, the OTC Bulletin Board changed our trading symbol from QSSY to QSSYE to indicate that we were not in compliance with NASD Rule 6530(a)(2) and that our common stock would be ineligible for further quotation on, and subject to removal from, the OTC Bulletin Board should we not, within thirty calendar days, file with the Commission all reports required to be filed by Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our management believes that the filing with the Commission of this Amendment to our Annual Report on Form 10-KSB and of an Amendment to our Report on Form 10-QSB for the quarter ended March 31, 2000 will cause our company to be current again in its periodic filings with the Commission. Accordingly, our management expects that the OTC Bulletin Board will shortly reverse the change of our trading symbol. Our common stock is also traded on the over-the-counter market of the Frankfurt Stock Exchange under the trading symbol QSV. From August 1999 through January 2000, our common stock was also traded on the over-the-counter market of the Berlin Stock Exchange.

     The following table sets forth high and low bid prices of the shares of our common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations set forth below were provided by the Over-The-Counter Bulletin Board.

                                         Bid Prices
                                         ----------
                                  High                 Low
                                  ----                 ---
                                            1998
                                            ----
Quarter Ended

March 31, 1998                            ---*                ---*
June 30, 1998                             ---*                ---*
September 30, 1998                    $0.375**          $0.15625**
December 31, 1998                    $0.4375**              $0.125

                                            1999
                                            ----

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

          ** These prices differ from the prices that were provided in our 1998 Annual Report on Form 10-KSB. The prices used in last year's report were based on information that was provided by certain market makers and the National Quotation Bureau. This year's information was provided by the OTC Bulletin Board. Our management believes that the information set forth in the table above is accurate.

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

Item 6.   Management's Discussion and Analysis or Plan of Operation.

          OVERVIEW

     For accounting purposes, our acquisition (the "Q-Seven Nevada Acquisition") in May 1999 of Q-Seven Systems, Inc., a Nevada corporation ("Q-Seven Nevada"), is considered a reverse merger, i.e., an acquisition of our company by Q-Seven Nevada and its wholly owned direct subsidiary X-Real Intertainment, Inc. Ltd.. At the time of the Q-Seven Nevada Acquisition, our company was essentially inactive and had no operations and minimal assets. The exchange of 7,900,000 shares of our common stock for all shares of common stock of Q-Seven Nevada had the effect that the former shareholders of Q-Seven Nevada obtained control of our company. Accordingly, Q-Seven Nevada and its wholly owned direct subsidiary X-Real became the continuing entities for accounting purposes and the Q-Seven Nevada Acquisition was accounted for as a recapitalization of Q-Seven Nevada and its wholly owned subsidiary X-Real with no adjustments to the basis of Q-Seven Nevada's and X-Real's assets and liabilities that were acquired and assumed, respectively. For legal purposes, our company is the surviving entity of the Q-Seven Nevada Acquisition.

     Due to the accounting treatment of the Q-Seven Nevada Acquisition as a reverse merger, all results which relate to the fiscal year ended December 31, 1998 and appear in our audited 1999 financial statements or in the following Management's Discussion and Analysis solely reflect the results of Q-Seven Nevada and its wholly owned subsidiary X-Real. Any results that relate to the operations of our company prior to the Q-Seven Nevada Acquisition were eliminated. The reader should keep this in mind when comparing our 1999 audited financial statements to financial statements of our company relating to periods prior to the Q-Seven Nevada Acquisition.

     As a result of the Q-Seven Nevada Acquisition, our business has changed considerably. Currently, we only engage in two lines of business, i.e., the sale of licenses to the User Management Software and Internet adult entertainment through X-Real Intertainment, Inc. Ltd.

          CONSOLIDATED RESULTS OF OPERATIONS

          Revenues

     The following table and discussion highlights the revenues that we generated in our fiscal years ended December 31, 1999 and December 31, 1998:

                                                    Fiscal Year Ended                  Fiscal Year Ended
                                                    December 31, 1999                  December 31, 1998

Revenues from the sale of licenses to the User     $200,487            15.47%             $0             0%
Management Software

Revenues from X-Real's adult entertainment       $1,095,667            84.53%       $340,293           100%
websites

Total revenues                                   $1,296,154              100%       $340,293           100%


     We generate revenues from two lines of business, i.e., the sale of licenses to the User Management Software and the provision of Internet adult entertainment, through X-Real. Our total revenues rose from $340,293 for the fiscal year ended December 31, 1998 to $1,296,154 for the fiscal year ended December 31, 1999. In the fiscal year ended December 31, 1999, revenues from X-Real's adult entertainment websites were $1,095,667 or approximately 84.53% of our total revenues for that year, whereas revenues from the sale of licenses to our software, which commenced in September 1999, were $200,487 or 15.47% of our total revenues. Our management expects that during our fiscal year ending December 31, 2000, the amount and the importance of revenues generated from the sale of licenses to our software will increase because we expect to sell more licenses to our software in the 2000 fiscal year as compared to the 1999 fiscal year. In addition, our management expects that revenues generated by X-Real which can be reflected in our financial statements are likely to decrease substantially in the 2000 fiscal year due to the fact that in all likelihood after the completion of the Infobridge Investment we will own only slightly more than 50% of X-Real's stock. See also Item 1 - Description of Business - Business Development.

X-Real's Adult Entertainment Websites

     X-Real generates revenues by charging a fee to viewers who access any of its six adult entertainment websites. Four of X-Real's websites operate on a subscription basis. Subscribers to these sites pay X-Real a monthly membership fee. X-Real's two other websites operate on both a subscription and non-subscription basis. Certain areas of those websites are accessible to subscribing members only; other areas are accessible also to non-members, who pay a fee based on the amount of time they spend viewing the site. Our revenues generated through X-Real increased from $340,293 for the fiscal year ended December 31, 1998 to $1,095,667 for the fiscal year ended December 31, 1999. This increase was primarily attributable to the addition, in spring 1999, of two new websites to X-Real's adult entertainment business and increased subscriptions for X-Real's websites as a result of an affiliate program with webmasters which advertise X-Real's websites for a percentage of the additional revenues generated by X-Real from new subscriptions that result from such advertisements.

Sale of Licenses to the User Management Software

     Since September 1999, we have generated revenues from the sale of licenses to our software. In 1999, we generated $200,487 from the sale of licenses to our software. In the fourth quarter of 1999, we concentrated on selling licenses to the newly developed casino module of the User Management Software, while Q-Seven Systems GmbH concentrated on research and development with regard to the User Management Software. See also Item 1 - Description of Business - Business of Issuer; and Item 12 - Certain Relationships and Related Transactions. In October 1999, we attended Interactive 2000 in Miami, Florida, an audiotext and Internet business show, as well as Exponet in Duesseldorf, Germany, one of Germany's largest Internet and network tradeshows. In January 2000, we attended the International Casino Exhibition ICE 2000 in London. Contacts made by our management during these tradeshows led to discussions and negotiations with potential new customers of our software. In October 1999, we entered into a license agreement with Setec Astronomy Ltd., a Bahamian company, which will utilize our software to operate the Seaside Online Casino. In November 1999, we sold a license to our software and its casino module to World Network Ltd., a Bahamian company, which plans to operate an online casino with our software. Our management expects that most of our revenues in the 2000 fiscal year will be generated from the sale of licenses to our software.

          COSTS AND EXPENSES

     The following table and discussion highlights our costs and expenses for our fiscal years ended December 31, 1999 and December 31, 1998:

                                                        Fiscal Year Ended                  Fiscal Year Ended
                                                        December 31, 1999                  December 31, 1998

Total revenues                                     $1,296,154                            $340,293

Costs and expenses:
Cost of sales                                        $554,249           42.70%            $77,008          28.56%
Selling, general and administrative                  $743,533           57.29%           $192,633          71.44%
Depreciation and amortization                             $90            0.01%                 $0              0%

Total costs and expenses                           $1,297,872             100%           $269,641            100%


Cost of Sales

     Cost of sales for our fiscal year ended December 31, 1999 includes primarily costs associated with the management, operation and maintenance of X-Real's adult entertainment websites, computer and network equipment costs in connection with X-Real's servers and royalties paid to Q-Seven Systems GmbH for our right to license the User Management software.

     Our cost of sales during the fiscal year ended December 31, 1998 was $77,008, as compared to $554,249 for the fiscal year ended December 31, 1999. This increase is primarily attributable to increased costs associated with the operation of X-Real's websites due to the addition, in spring 1999, of two new webpages and the payment, since September 1999, of a royalty fee to Q-Seven Systems GmbH for our right to license the User Management Software to our customers. Approximately $373,254 or 67.34% of our total cost of sales are attributable to the operation of X-Real's websites, whereas approximately $180,995 or 32.66% relate to the sale of licenses to our software. We paid approximately $295,000 to Cyberotic Media A.G. and approximately $78,000 to Alice Jay Productions Inc. for managing, operating and maintaining X-Real's websites. See also Item 12 - Certain Relationships and Related Transactions. We paid $180,995 to Q-Seven Systems GmbH as royalty fee for our right to license the User Management Software to our customers. Our management expects that the cost of sales relating to X-Real's websites which is to be reflected in our financial statements is likely to decrease substantially in the 2000 fiscal year due to the fact that in all likelihood after the completion of the Infobridge Investment we will own only slightly more than 50% of X-Real's stock. See also
Item 1 Description of Business - Business Development. The aggregate royalty fee that we pay to Q-Seven Systems GmbH for the right to license our software will increase in the 2000 fiscal year, if we sell more licenses to our software and generate higher license fees, since the fee we pay to Q-Seven Systems GmbH is a percentage of the fee we receive from our customers.

Selling, General and Administrative

     Selling, general and administrative expenses for the fiscal year ended December 31, 1999 consisted primarily of legal and accounting expenses in connection with the Q-Seven Nevada Acquisition, advertising costs for X-Real's websites and compliance with periodic reporting requirements under the securities laws.

     Our selling, general and administrative expenses during the fiscal year ended December 31, 1998 were $192,633, as compared to $743,533 for the fiscal year ended December 31, 1999. This increase is primarily attributable to increased legal and accounting expenses in connection with the Q-Seven Nevada acquisition and the compliance with the periodic reporting requirements under the securities laws as well as increased advertising costs for X-Real's websites. Approximately $506,976 or 68.18% of the selling, general and administrative expenses during the 1999 fiscal year are attributable to the operation of X-Real's websites, whereas approximately $236,557 or 31.82% of such expenses are attributable to the sale of licenses to our software.

Depreciation and Amortization

     Depreciation and amortization expenses increased from $0 for the fiscal year ended December 31, 1998 to $90 for the fiscal year ended December 31, 1999.

          LIQUIDITY AND CAPITAL RESOURCES

     We are currently financing our operations primarily through cash generated from operations. Net cash provided by operating activities was $44,133 in the fiscal year ended December 31, 1999 compared to net cash used in operating activities of $5,754 in the fiscal year ended December 31, 1998. The increase in net cash provided by operating activities is primarily due to an increase in net income before taxes. Net cash provided by financing activities was $13,397 and $758 for the fiscal years ended December 31, 1999 and December 31, 1998, respectively. These were proceeds from additional capital contributions.

     We expect to continue financing our ongoing operations primarily through cash generated from operations. Our management anticipates that cash on hand, cash provided by operating activities and cash available from the capital markets will be sufficient to fund our operations for the next twelve months.

     Our current assets increased by $343,356, from $102,290 at December 31, 1998 to $445,646 at December 31, 1999, while our current liabilities increased by $378,796, from $24,522 to $403,318, over the same period. The increase in current assets was primarily attributable to our new lines of business and an increase in cash and accounts receivable generated by such new operations. The increase in current liabilities was primarily due to our new lines of business and an increase in accrued expenses and accounts payable resulting from such new operations. Our fixed assets at December 31, 1999 consisted of office equipment valued at $622.

          YEAR 2000

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates.

These date code fields need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems had to be upgraded or replaced in order to comply with such "Year 2000" requirements. Neither we nor any of our subsidiaries have experienced any significant Year 2000 disruptions, and neither we nor our subsidiaries have incurred any material costs in connection with Year 2000 remediation.

          FORWARD LOOKING STATEMENTS

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

Item 7.   Financial Statements.

     Our audited financial statements for the fiscal year ended December 31, 1999 are included in Item 13, Exhibit 99.1, and are incorporated herein by reference. The company which audited our 1999 financial statements has recently changed its name from Jones, Jensen & Company LLC to HJ & Associates LLC.

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

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

          DIRECTORS AND EXECUTIVE OFFICERS

     As of May 1, 2000, the following directors and executive officers of our company held the offices indicated, to serve until their successors are chosen and qualified after the next annual meeting of shareholders:

Name                          Age       Title(s)
----                          ---       --------
Philipp S. Kriependorf        26        President, Chief Executive Officer and
                                        Director since May 1999

Philip Kamp                   26        Vice President, Treasurer and Director
                                        since May 1999

Olaf D. Cordt                 29        Secretary and Director since May 1999

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

          INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     Our management is not aware of any material legal proceedings involving any of our directors, director nominees, executive officers, promoters or control persons, including bankruptcy petitions filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; criminal convictions or pending criminal proceedings (excluding traffic violations and other minor offenses); any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting the involvement in any type of business, securities or banking activities; any order, judgment or decree of a competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, which judgment has not been reversed, suspended or vacated.

          SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act, requires our officers and directors, and persons who own more than ten percent of a registered class of our common stock, to file with the Commission initial reports of ownership and changes in ownership. Officers, directors and persons who own more than ten percent of our common stock are required to furnish us with copies of all forms they file pursuant to Section 16(a) of the Exchange Act.

     Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, our management believes that, during the fiscal year ended December 31, 1999, all filing requirements applicable to our officers, directors and more than ten percent beneficial owners were complied with.

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

                                 Annual Compensation                     Long-Term Compensation
                                                                         Awards                    Payouts
                                 ------------------------------------------------------------------------------------------------
                                                                               Restricted Securities
                                                                 Other Annual  Stock      Underlying     LTIP      All Other
                                       Salary         Bonus      Compensation  Award(s)   Optional SARs  Payouts   Compensation
Name and Principal Position     Year   ($)            ($)        ($)           ($)        (#)            ($)       ($)
(a)                             (b)    (c)            (d)        (e)           (f)        (g)            (h)       (i)
Philipp S. Kriependorf          1999    approximately          0             0          0              0         0              0
President, Chief Executive                $50,000***
Officer and Director*

Barry A. Ellsworth              1999           $6,000          0    $5,000****          0              0         0              0
Director, President and         1998          $22,000    $19,300             0          0              0         0              0
Treasurer**                     1997          $12,000     $2,535             0          0              0         0              0
-------------------------       ------ -------------- ---------- ------------- ---------- -------------- --------- --------------

     --------------

     *    Since May 24, 1999.
     **   Until May 24, 1999.
     *** Mediacenter Betriebsgesellschaft mbH paid to Mr. Kriependorf in 1999 the amount of DM 100,000, which amount equals approximately $45,000 on the basis of the Federal Reserve Bank of New York May 17, 2000 noon buying rate of $1 = Euro 0.8921 and the fixed exchange rate of Euro 1 = DM 1.95583. This amount includes the monetary benefits relating to the use of a car provided to Mr. Kriependorf. Approximately 90% of this compensation was paid for his services as managing director of Q-Seven Systems GmbH. The remaining 10% was paid to Mr. Kriependorf for services that he provided in 1999 to other Internet related companies owned by Messrs. Kriependorf, Kamp and Cordt. See also Item 12 - Certain Relationships and Related Transactions.
     **** This  amount  was  paid  to Mr.  Ellsworth  pursuant  to a  Consulting
          Agreement with us dated May 27, 1999. This Consulting Agreement has been terminated. See Item 12 - Certain Relationships and Related Transactions.

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

          EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE IN CONTROL ARRANGEMENTS

     There are neither any written employment contracts between us and the Named Executive Officers nor any compensatory plans or arrangements involving a Named Executive Officer. Oral employment contracts exist between each of Messrs. Kriependorf, Kamp and Cordt, our officers, directors and principal shareholders, and Mediacenter Betriebsgesellschaft mbH, relating to services rendered by Messrs. Kriependorf, Kamp and Cordt to Internet related companies that are owned by them, including Q-Seven Systems GmbH. None of these oral employment agreements provides for an annual compensation exceeding, in each case, $100,000 or includes any change-in-control arrangements. See also Item 12 - Certain Relationships and Related Transactions.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The table below sets forth information, as of May 1, 2000, with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, by each of our directors, by each Named Executive Officer and by all of our officers and directors as a group. Unless otherwise noted, each such shareholder has the sole investment and voting power with respect to the shares owned.


                                                                           Amount and Nature of
                                                                           Beneficial Ownership
Title of         Name And Address of                                       of Common Stock as of         Percent of
Class            Beneficial Owner                    Position              May 1, 2000                   Class
-----            -----------------                   --------              -----------                   -----
Common           Philipp S. Kriependorf              President, Chief      2,633,334 shares              21.07%
Stock,           c/o Q-Seven Systems, Inc.,          Executive
$0.001 par       Mittelstr. 11-13, D-40789           Officer and           Record and Beneficial
value per        Monheim, Germany                    Director*
share

Common           Philip Kamp                         Vice President,       2,633,333 shares              21.07%
Stock,           c/o Q-Seven Systems, Inc.,          Treasurer and
$0.001 par       Mittelstr. 11-13, D-40789           Director*             Record and Beneficial
value per        Monheim, Germany
share

Common           Olaf D. Cordt                       Secretary and         2,633,333 shares              21.07%
Stock,           c/o Q-Seven Systems, Inc.,          Director*
$0.001 par       Mittelstr. 11-13, D-40789                                 Record and Beneficial
value per        Monheim, Germany
share









Common           Barry A. Ellsworth                  President,            948,500 shares                7.59%
Stock,           6120 W. Tropicana Ave.              Treasurer and
$0.001 par       A16-299, Las Vegas, NV              Director**            Record and Beneficial
value per        89103
share

Common           All directors and executive officers of our               7,900,000 shares              63.2%
Stock,           company as a group (3 persons).
$0.001 par                                                                 Record and Beneficial
value per
share

         ----------
         *        Since May 24, 1999.
         **       Until May 24, 1999.


Item 12.   Certain Relationships and Related Transactions.

     Some of the stockholders, directors and officers of our company are also controlling shareholders, directors and officers of other Internet related companies. In certain instances, our company engages in transactions with these companies.

     Q-Seven Systems GmbH, a German corporation founded in February 1999 ("Q-Seven GmbH"), is owned by Messrs. Kriependorf, Kamp and Cordt, our directors, officers and controlling shareholders. Mr. Kriependorf is the managing director of Q-Seven GmbH and receives a salary for such services from Mediacenter Betriebsgesellschaft mbH (see below). We use at no charge Q-Seven GmbH's offices in Monheim, Germany, as well as certain of Q-Seven GmbH's office equipment (e.g., telephone, facsimile, etc.). We also utilize free of charge to us the services of certain of Q-Seven GmbH's employees. No written agreements exist between us and Q-Seven GmbH regarding the use of Q-Seven GmbH's offices, office equipment and employees. Q-Seven GmbH owns the User Management Software that we license to our customers. We have entered into a License Agreement with Q-Seven GmbH pursuant to which we have been granted the exclusive and unlimited right to license the User Management Software to our customers. We pay Q-Seven GmbH a royalty fee of 90% of the fees arising upon the sale of licenses for the User Management Software.

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

     Mediacenter Betriebsgesellschaft mbH, a German corporation ("Mediacenter"), is owned by Messrs. Kriependorf, Kamp and Cordt, our directors, officers and controlling shareholders. Q-Seven GmbH leases from Mediacenter the office space in Monheim that we are using and certain of the office equipment that Q-Seven GmbH and we are using. Mr. Kriependorf is an employee of Mediacenter and, pursuant to an oral agreement between Mediacenter and Q-Seven Systems GmbH and an oral employment agreement between Mediacenter and Mr. Kriependorf, receives from Mediacenter a salary for his services as Managing Director of Q-Seven Systems GmbH. See Item 10 - Executive Compensation, in Footnote "***". Messrs. Kamp and Cordt are also employees of Mediacenter and, pursuant to oral employment agreements with Mediacenter, each received from Mediacenter in 1999 a salary for their services to Internet related companies owned by Messrs. Kriependorf, Kamp and Cordt, including Q-Seven GmbH. This salary was DM 100,000, which amount equals approximately $45,000 on the basis of the Federal Reserve Bank of New York May 17, 2000 noon buying rate of $1 = Euro 0.8921 and the fixed exchange rate of Euro 1 = DM 1.95583.

     Cyberotic Media A.G., a German corporation, which is controlled by Messrs. Kamp and Cordt, two of our directors, officers and controlling shareholders, resells EuroDebit GmbH's services to X-Real, our indirect Bahamian subsidiary. Cyberotic Media A.G. also manages the operations of X-Real, leases to X-Real to content for its X-Real websites and provides maintenance services with respect to X- Real's servers. Cyberotic Media A.G. provides such services to X-Real and X-Real pays a fee to Cyberotic for such services solely based on oral agreements. The fee paid to Cyberotic in 1999 was approximately $295,000.

     Alice Jay Productions Inc. provided support services to X-Real in 1999 and received $78,000 for such services. Our officers, directors and controlling shareholders Messrs. Kamp and Cordt are among the persons who control Alice Jay Productions Inc.

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

     Mr. Barry A. Ellsworth was the President and Treasurer of our Company until May 24, 1999 and currently owns approximately 7.59% of our common stock. We entered into a Consulting Agreement with Mr. Ellsworth dated May 27, 1999, pursuant to which Mr. Ellsworth was to provide certain consulting services to us in exchange for a monthly fee of $2,500. The Consulting Agreement has been terminated effective as of August 5, 1999 pursuant to a Termination Agreement dated April 17, 2000.

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

10.4 Termination Agreement dated April 17, 2000 between Q-Seven Systems, Inc. and Mr. Barry A. Ellsworth: Incorporated herein by reference to Exhibit 10.4 of the Report on Form 10-QSB for the period ended March 31, 2000.

21.1                Subsidiaries:  Incorporated  herein by  reference to Exhibit
                    21.1 to the Report on Form 10-KSB for the fiscal year ended December 31, 1999.

27.1                Financial Data Schedule.*

99.1 Consolidated Audited Financial Statements (December 31, 1999 and 1998).*

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

                                   Q-SEVEN SYSTEMS, INC.


         Date: May 19, 2000        By:      /s/ Philipp S. Kriependorf
                                            __________________________
                                   Name:    Philipp S. Kriependorf
                                   Title:   President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and the dates indicated.

         Date: May 19, 2000        /s/ Philipp S. Kriependorf
                                   _________________________
                                   Philipp S. Kriependorf
                                   President, Chief Executive Officer
                                   Chief Financial Officer, Chief
                                   Accounting Officer and Director


         Date: May 19, 2000        /s/ Olaf D. Cordt
                                   _______________________
                                   Olaf D. Cordt
                                   Director

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

10.3 Consulting Agreement dated May 27, 1999 between Q-Seven Systems, Inc. and Mr. Barry A. Ellsworth: Incorporated herein by reference to Exhibit 10.3 of the Report on Form 10-KSB for the fiscal year ended December 31, 1999.

10.4 Termination Agreement dated April 17, 2000 between Q-Seven Systems, Inc. and Mr. Barry A. Ellsworth: Incorporated herein by reference to Exhibit 10.4 of the Report on Form 10-QSB for the period ended March 31, 2000.

21.1                Subsidiaries:  Incorporated  herein by  reference to Exhibit
                    21.1 of the Report on Form 10-KSB for the fiscal year ended December 31, 1999.

27.1                Financial Data Schedule.*

99.1 Consolidated Audited Financial Statements (December 31, 1999 and 1998).*

         -------
         *    Filed herewith.