Form 10QSB/A
period 2000-03-31
Q SEVEN SYSTEMS INC
filed 2000-05-26
CIK 1033504

THE FOLLOWING ITEMS WERE THE
                                                SUBJECT OF A FORM 12b-25 AND ARE
                                             INCLUDED HEREIN: (A) PART I, ITEM 1
                                             (FINANCIAL STATEMENTS); (B) PART I,
                                                 ITEM 2 (MANAGEMENT'S DISCUSSION
                                                 AND ANALYSIS); (C) EXHIBIT 27.1
                                                      (FINANCIAL DATA SCHEDULE).

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

     The number of shares outstanding of the issuer's commons stock, $0.001 par value, as of May 19, 2000 was 12,500,000.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.



                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2000 and December 31, 1999



                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSETS

                                                                    March 31,           December 31,
                                                                      2000                  1999
                                                               -----------------     -----------------
                                                                   (Unaudited)
CURRENT ASSETS

   Cash and cash equivalent                                    $         314,243     $          57,534
   Accounts receivable                                                   420,393               388,112
   Interest receivable - related party                                     5,219                -
   Due from related party                                                 24,564                -
                                                               -----------------     -----------------
     Total Current Assets                                                764,419               445,646
                                                               -----------------     -----------------
FIXED ASSETS, NET                                                            565                   622
                                                               -----------------     -----------------
     TOTAL ASSETS                                              $         764,984     $         446,268
                                                               =================     =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                            $         197,536     $         200,571
   Accrued expenses                                                      255,732               167,073
   Income taxes payable                                                   35,674                35,674
   Investor deposit                                                      250,000                -
                                                               -----------------     -----------------
     Total Current Liabilities                                           738,942               403,318
                                                               -----------------     -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Preferred stock, 50,000,000 shares authorized
    of $0.001 par value, no shares issued or outstanding                  -                     -
   Common stock, 100,000,000 shares authorized of
    $0.001 par value, 12,500,000 shares issued and
    outstanding                                                           12,500                12,500
   Additional paid-in capital (deficit)                                   (8,343)               (8,343)
   Retained earnings                                                      21,885                38,793
                                                               -----------------     -----------------
     Total Stockholders' Equity                                           26,042                42,950
                                                               -----------------     -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $         764,984     $         446,268
                                                               =================     =================

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                    For the
                                                              Three Months Ended
                                                                   March 31,
                                                   ---------------------------------------
                                                          2000                   1999
                                                   -----------------     -----------------
NET SALES                                          $         455,810     $         210,669

COST OF SALES                                                213,813               112,414
                                                   -----------------     -----------------
GROSS PROFIT                                                 241,997                98,255
                                                   -----------------     -----------------
OPERATING EXPENSES

   Selling, general and administrative                       259,892               107,944
   Depreciation and amortization                                  57                -
                                                   -----------------     -----------------
     Total Operating Expenses                                (17,952)               (9,689)
                                                   -----------------     -----------------
NET LOSS FROM OPERATIONS                                     (17,952)               (9,689)

OTHER INCOME                                                   1,044                -
                                                   -----------------     -----------------
NET LOSS BEFORE INCOME TAXES                                 (16,908)               (9,689)

INCOME TAXES                                                  -                     -
                                                   -----------------     -----------------
NET LOSS                                           $         (16,908)    $          (9,689)
                                                   =================     =================
BASIC LOSS PER SHARE                               $           (0.00)    $           (0.00)
                                                   =================     =================
WEIGHTED AVERAGE NUMBER OF SHARES                         12,500,000            12,500,000
                                                   =================     =================

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity

                                                                                  Additional
                                                    Common Stock                   Paid-In
                                         ----------------------------------        Capital            Retained
                                               Shares            Amount           (Deficit)           Earnings
                                         -----------------  ----------------  -----------------  -----------------

Balance, December 31, 1998                       7,900,000  $          7,900  $          53,525  $          72,010

Recapitalization                                 4,600,000             4,600            (75,265)            -

Capital contribution                                -                 -                  13,397             -

Net loss for the year ended
 December 31, 1999                                  -                 -                  -                 (33,217)
                                         -----------------  ----------------  -----------------  -----------------
Balance, December 31, 1999                      12,500,000            12,500             (8,343)            38,793

Net loss for the three months
 ended March 31, 2000
 (unaudited)                                        -                 -                  -                 (16,908)
                                         -----------------  ----------------  -----------------  -----------------
Balance, March 31, 2000
 (unaudited)                                    12,500,000  $         12,500  $          (8,343) $          21,885
                                         =================  ================  =================  =================

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                           For the
                                                                                      Three Months Ended
                                                                                           March 31,
                                                                            ---------------------------------------
                                                                                   2000                 1999
                                                                            ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                 $          (16,908) $           (9,689)
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation                                                                           57              -
     Increase in interest receivable                                                    (5,219)             -
     Increase in due from related parties                                              (24,564)             -
     Increase in accounts receivable                                                   (32,281)            (30,364)
     Increase (decrease) in accounts payable                                            (3,035)             53,628
     Increase in accrued expenses                                                       88,659              -
                                                                            ------------------  ------------------
       Cash Provided by Operating Activities                                             6,709              13,575
                                                                            ------------------  ------------------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                                             -                   -
                                                                            ------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Investor deposit                                                                    250,000              -
   Capital contribution                                                                 -                   13,397
                                                                            ------------------  ------------------
       Cash Provided by Financing Activities                                           250,000              13,397
                                                                            ------------------  ------------------
NET INCREASE IN CASH                                                                   256,709              26,972

CASH AT BEGINNING OF PERIOD                                                             57,534                   4
                                                                            ------------------  ------------------
CASH AT END OF PERIOD                                                       $          314,243  $           26,976
                                                                            ==================  ==================

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:

   Interest                                                                 $           -       $           -
   Income taxes                                                             $           -       $           -

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                 March 31, 2000


NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and 1999 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

Item 2.   Management's Discussion and Analysis.

          OVERVIEW

     Q-Seven Systems, Inc., a Utah corporation (collectively with our direct subsidiary, Q- Seven Systems, Inc., a Nevada corporation ("Q-Seven Nevada"), and our indirect subsidiary, X-Real Intertainment, Inc. Ltd., a Bahamian corporation ("X-Real"), "our company" or "we"), currently engages in two lines of Internet related business: (i) the sale of licenses to the Q-Seven User Management Software and (ii) the operation, through X-Real, of Internet adult entertainment websites.

Q-Seven User Management Software

     We sell licenses to a modulized software suite, the Q-Seven User Management Software (the "User Management Software" or "our software"), that allows Internet content providers to efficiently build, operate and manage Internet environments, especially entertainment environments. Our software consists of different modules which can be combined and customized to provide Internet solutions for our customers' specific needs. The User Management Software has been developed and is owned by Q-Seven Systems GmbH, a German corporation, which has granted us the exclusive right to license the User Management Software to our customers. Q-Seven Systems GmbH is not a subsidiary of our company but is owned by Messrs. Kriependorf, Kamp and Cordt, our officers, directors and principal shareholders. The licenses that we sell with regard to our software allow our customers to use the User Management Software in accordance with their respective license agreements with us. Our customers pay us a fee for the grant of such licenses and the use of our software. Our customers usually make a downpayment on the license fee at the time we grant them a license to our software; the remainder of the license fee is paid to us in equal installments over a period of one to two years. Q-Seven Systems GmbH delivers the User Management Software to our customers and installs and configures it on our customers' servers. These services are included in the license fee that our customers pay to us. Q-Seven Systems GmbH is providing these services to our customers at no charge to us, other than the portion of our fee that we must pay to them for our own license.

Internet Adult Entertainment

     Our indirect subsidiary, X-Real, owns and operates six adult entertainment websites, which are exclusively directed to viewers in Germany. Four of these websites operate solely on a subscription basis and subscribers of these websites pay X-Real a monthly membership fee. The other two websites operate on both a subscription and non-subscription basis. Certain areas of those websites are accessible to subscribing members only; other areas are accessible also to non-members who pay a fee to X-Real based on the amount of time they spend viewing the site.

     X-Real has received a commitment from Infobridge International Ltd., a company organized under the laws of the Bahamas ("Infobridge"), to invest in X-Real DM 1,000,000 (the "Infobdridge Investment"), which amount equals approximately $456,000 on the basis of the Federal Reserve Bank of New York May 17, 2000 noon buying rate of $1 = Euro 0.8921 and the fixed exchange rate of Euro 1 = DM 1.95583. X-Real has agreed to issue a certain number of its shares to Infobridge in exchange for the Infobridge Investment. At this time, no written agreement regarding the Infobridge Investment exists between X-Real and Infobridge. In March 2000, X-Real received the first tranche of the Infobridge Investment in an amount of DM 500,000, which amount equals approximately $228,000 on the basis of the Federal Reserve Bank of New York May 17, 2000 noon buying rate of $1 = Euro 0.8921 and the fixed exchange rate of Euro 1 = DM
1.95583. The remainder of the Infobridge Investment is to be paid to X-Real upon our management's request. Our management expects that the number of shares to be issued to Infobridge will be approximately equal to the number of shares that are currently issued and outstanding; Q-Seven Nevada intends to retain an equity interest in X-Real slightly exceeding 50% in order to allow us to continue to consolidate X-Real's results in our financial statements. As a result, Q-Seven Nevada will soon in all likelihood own only slightly more than 50% of X-Real's stock.

          ACCOUNTING TREATMENT OF Q-SEVEN NEVADA ACQUISITION

     For accounting purposes, our acquisition (the "Q-Seven Nevada Acquisition") in May 1999 of Q-Seven Nevada is considered a reverse merger, i.e., an acquisition of our company by Q-Seven Nevada and its wholly owned direct subsidiary X-Real. At the time of the Q-Seven Nevada Acquisition, our company was essentially inactive and had no operations and minimal assets. The exchange of 7,900,000 shares of our common stock for all shares of common stock of Q-Seven Nevada had the effect that the former shareholders of Q-Seven Nevada obtained control of our company. Accordingly, Q-Seven Nevada and its wholly owned direct subsidiary X-Real became the continuing entities for accounting purposes and the Q-Seven Nevada Acquisition was accounted for as a recapitalization of Q-Seven Nevada and its wholly owned subsidiary X-Real with no adjustments to the basis of Q-Seven Nevada's and X-Real's assets and liabilities that were acquired and assumed, respectively. For legal purposes, our company is the surviving entity of the Q-Seven Nevada Acquisition.

     Due to the accounting treatment of the Q-Seven Nevada Acquisition as a reverse merger, all results which relate to the quarter ended March 31, 1999 and appear in our interim financial statements for this period or in the following Management's Discussion and Analysis solely reflect the results of Q- Seven Nevada and its wholly owned subsidiary X-Real. Any results that relate to the operations of our company prior to the Q-Seven Nevada Acquisition were eliminated. The reader should keep this in mind when comparing our interim financial statements for the quarter ended March 31, 2000 to financial statements of our company relating to periods prior to the Q-Seven Nevada Acquisition.

          CONSOLIDATED RESULTS OF OPERATIONS

          Revenues

     The following table and discussion highlights our revenues for the three months ended March 31, 2000 and March 31, 1999:


                                                   Three Months Ended                Three Months Ended
                                                     March 31, 2000                    March 31, 1999



Revenues from the sale of licenses to the User      $100,000          21.89%                $0                0%
Management Software

Revenues from X-Real's adult entertainment          $355,810          77.88%          $210,669              100%
websites

Other revenues                                        $1,044           0.23%                $0                0%


Total revenues                                      $456,854            100%          $210,669              100%


     Our total revenues rose from $210,669 for the three months ended March 31, 1999 to $456,854 for the three months ended March 31, 2000. In the first quarter of 2000, revenues from the sale of licenses to our software were $100,000 or 21.89% of our total revenues for the three months ended March 31, 2000, whereas revenues from X-Real's adult entertainment websites were $355,810 or 77.88% of our total revenues. Our management expects that during the second quarter of 2000 the amount and the importance of revenues generated from the sale of licenses to our software will increase further. In addition, our management expects that the revenues generated through X-Real are likely to decrease in the second quarter of the 2000 fiscal year due to the fact after the completion of the Infobridge Investment we will in all likelihood own only slightly more than 50% of X-Real's stock and, consequently, will participate in only approximately 50% of X-Real's revenues.

Sale of Licenses to the User Management Software

     In the three months ended March 31, 2000, we generated $100,000 from the sale of licenses and the collection of installments on previous sales of licenses to our software. We sold the first license to our software in September 1999 and, accordingly did not generate any revenues from this business in the three months ended March 31, 1999. In the first quarter of 2000, we continued to concentrate on selling licenses to the newly developed casino module of the User Management Software, while Q-Seven Systems GmbH concentrated on research and development with regard to the User Management Software. In January 2000, we attended the International Casino Exhibition ICE 2000 in London. Contacts made by our management during this tradeshow led to discussions and negotiations with potential new customers of our software.

     On May 24, 2000, we entered into a preliminary agreement (the "Preliminary Agreement") with Omni Software Systems, Inc., a company organized under the laws of Antigua. The Preliminary Agreement has been filed as an exhibit to this amendment of our quarterly report and is incorporated herein by reference. Omni Software Systems, Inc. is affiliated with I-Gaming Solutions, Inc., a company organized under the laws of Dominica ("I-Gaming"), which has operated in the online gaming industry for over two years. I-Gaming provides consulting services to operators of online casinos and helps them to obtain gaming licenses and market their services. In the Preliminary Agreement, we have agreed to grant Omni Software Systems, Inc. a non-exclusive license to sell to its customers the User Management System of our software in combination with a gaming module developed by Omni Software Systems, Inc. Omni Software Systems, Inc. has agreed to pay us a fixed license fee for each sale of the User Management Systems of our software to one of its customers. In addition to this fixed license fee, Omni Software Systems, Inc. has agreed to pay us on a monthly basis a continuing license fee, the amount of which is determined by the amount of revenues generated by Omni Software Systems, Inc.'s customers from the use of gaming software which includes the User Management System of our software. While Omni Software Systems, Inc. will market and sell licenses to our software in connection with Internet gaming applications, we will concentrate on the sale of licenses to our software for the use in other fields.

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

X-Real's Adult Entertainment Websites

     X-Real generates revenues by charging a fee to viewers of its six adult entertainment websites. Our revenues generated through X-Real increased from $210,669 for the three months ended March 31, 1999 to $355,810 for the three months ended March 31, 2000. This increase was primarily attributable to the addition, in spring 1999, of two new websites to X-Real's adult entertainment business and increased subscriptions for X-Real's websites as a result of an affiliate program with webmasters which advertise X-Real's websites for a percentage of the revenues generated by X-Real as a result of such advertising.

     Upon the completion of the Infobridge Investment, our management expects that the funds received by X-Real will be used to improve the marketing for X-Real's services and products. Online, offline and television advertising campaigns for X-Real's services and products are expected to be launched in Germany. Our management expects that funds from the Infobridge Investment will also be used to improve X-Real's services, to implement new forms of payment and to launch new innovative products, e.g., anonymous high speed access through special phone numbers. The new investor, Infobridge, has marketing experience and contacts to the television and audiotext industry in Germany and our management expects that this experience will contribute to the anticipated advertising campaign in Germany.

          COSTS AND EXPENSES

     The following table and discussion highlight our costs and expenses for the quarters ended March 31, 2000 and March 31, 1999:


                                                  Three Months Ended               Three Months Ended
                                                    March 31, 2000                   March 31, 1999

Total revenues                                       $456,854                        $210,669

Costs and expenses:
Cost of sales                                        $213,813        45.13%          $112,414         51.01%

Selling, general and administrative                  $259,892        54.86%          $107,944         48.99%
Depreciation and amortization                             $57         0.01%                $0             0%

Total costs and expenses                             $473,762          100%          $220,358           100%


Cost of Sales

     Cost of sales for the three months ended March 31, 2000 includes primarily costs associated with the management, operation and maintenance of X-Real's adult entertainment websites, computer and network equipment costs in connection with X-Real's servers and royalties paid to Q-Seven Systems GmbH for our right to license the User Management Software.

     Our cost of sales during the three months ended March 31, 2000 was $213,813, as compared to $112,414 for the three months ended March 31, 1999. This increase is primarily attributable to increased costs associated with the operation of X-Real's websites due to the addition, in spring 1999, of two new webpages and the payment of a royalty fee to Q-Seven Systems GmbH for our right to license the User Management Software to our customers. Approximately $123,813 or 58% of our total cost of sales are attributable to the operation of X-Real's websites, whereas approximately $90,000 or 42% relate to the sale of licenses to our software. During the three months ended March 31, 2000, we paid approximately $123,813 to Cyberotic Media A.G. for managing, operating and maintaining X-Real's websites and $90,000 to Q-Seven Systems GmbH as royalty fee for our right to license the User Management Software to our customers. Our management expects that our cost of sales relating to X-Real's websites is likely to decrease in the second quarter of 2000 due to the fact that after the completion of the Infobridge Investment in all likelihood we will own only slightly more than 50% of X-Real's stock and, consequently, will participate only in approximately 50% of the cost of sales relating to X-Real's websites. The aggregate royalty fee that we pay to Q-Seven Systems GmbH for the right to license our software will increase in the second quarter of 2000, as compared to the first quarter, if we sell more licenses to our software and generate higher license fees, since the fee we pay to Q-Seven Systems GmbH is a percentage of the fee we receive from our customers.

General and Administrative

     Selling, general and administrative expenses for the three months ended March 31, 2000 consist primarily of legal and accounting expenses in connection with the compliance with periodic reporting requirements under the securities laws and advertising costs for X-Real's websites.

     Our selling, general and administrative expenses during the three months ended March 31, 2000 were $259,892, as compared to $107,944 for the three months ended March 31, 1999. This increase is primarily attributable to increased legal and accounting expenses in connection with the compliance with the periodic reporting requirements under the securities laws and increased advertising costs for X-Real's websites. Approximately $173,711 or 67% of the general and administrative expenses during the three months ended March 31, 2000 are attributable to the operation of X-Real's websites, whereas approximately $86,181 or 33% of such expenses are attributable to the sale of licenses to our software.

Depreciation and Amortization

     Depreciation and amortization expenses increased from $0 for the three months ended March 31, 1999 to $57 for the three months ended March 31, 2000.

          LIQUIDITY AND CAPITAL RESOURCES

     We are currently financing our operations primarily through cash generated from operations. Net cash provided by operating activities was $6,709 in the three months ended March 31, 2000 compared to net provided by operating activities of $13,575 in the three months ended March 31, 1999. The decrease in net cash provided by operating activities is primarily due to a decrease in net income. Net cash provided by financing activities was approximately $250,000 and $13,397 for the three months ended March 31, 2000 and March 31, 1999, respectively. The approximately $250,000 resulted from the receipt of the first tranche of the Infobridge Investment

     We expect to continue financing our ongoing operations primarily through cash generated from operations. Our management anticipates that cash on hand, cash provided by operating activities and cash available from the capital markets will be sufficient to fund our operations for the next twelve months.

     Our current assets increased by $318,773, from $445,646 at March 31, 1999 to $764,419 at March 31, 2000, while our current liabilities increased by $300,624, from $403,318 to $703,942, over the same period. The increase in current assets was primarily attributable to an increase in cash and accounts receivable generated by our operations. The increase in current liabilities was primarily due to an increase in accrued expenses and accounts payable resulting from our operations. Our fixed assets at March 31, 2000 consisted of office equipment valued at $565.

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

Item 5.   Other Information.

     The Consulting Agreement with our former officer and director, Barry A. Ellsworth, has been terminated effective August 5, 1999 pursuant to a Termination Agreement dated April 17, 2000. A copy of the Termination Agreement has been filed as Exhibit 10.4 to our Quarterly Report on Form 10- QSB and is incorporated herein by reference.

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

10.4 Termination Agreement dated April 17, 2000 between Q-Seven Systems, Inc. and Mr. Barry A. Ellsworth: Incorporated herein by reference to Exhibit 10.4 to the Report on Form 10-QSB for the quarter ended March 31, 2000.

10.5                Agreement dated May 24, 2000 between Q-Seven  Systems,  Inc.
                    and Omni Software Systems, Inc.* **

27.1                Financial Data Schedule.*

--------
*    Filed herewith.

** Certain material from this agreement has been omitted and confidential treatment is being requested therefor pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. All such omitted material is being filed separately with the Commission.



          REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed by us with the Securities and Exchange Commission during the first quarter of the year 2000.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date: May 26, 2000             /s/ Philipp S. Kriependorf
                                        __________________________________
                                        Philipp S. Kriependorf
                                        President, Chief Executive Officer
                                        and Chief Financial Officer

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

10.4 Termination Agreement dated April 17, 2000 between Q-Seven Systems, Inc. and Mr. Barry A. Ellsworth: Incorporated herein by reference to Exhibit 10.4 to the Report on Form 10-QSB for the quarter ended March 31, 2000.

10.5                Agreement dated May 24, 2000 between Q-Seven  Systems,  Inc.
                    and Omni Software Systems, Inc.* **

27.1                Financial Data Schedule.*

-------
*    Filed herewith.

** Certain material from this agreement has been omitted and confidential treatment is being requested therefor pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. All such omitted material is being filed separately with the Commission.