Form 10QSB
period 2000-06-30
Q SEVEN SYSTEMS INC
filed 2000-08-14
CIK 1033504

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ---------------------------



                                   FORM 10-QSB


(Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to



                        Commission file number: 333-6440


                              Q-SEVEN SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


                                      Utah
                         (State or Other Jurisdiction of
                         Incorporation or Organization)

                    Mittelstr. 11-13, 40789 Monheim, Germany
                    (Address of Principal Executive Offices)

                                   87-0567618
                                (I.R.S. Employer
                               Identification No.)

                                011-49-2173-39220
                           (Issuer's Telephone Number)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of August 11, 2000 was 12,500.000.

     Transitional Small Business Disclosure Format: YES |_| NO |X|

     THIS QUARTERLY REPORT ON FORM 10-QSB OMITS, PURSUANT TO RULE 12b25 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, ITEM 1 (FINANCIAL STATEMENTS) AND ITEM 2 (MANAGEMENT'S DISCUSSION AND ANALYSIS) OF PART I OF FORM 10-QSB AS
WELL      AS      EXHIBIT      27.1       (FINANCIAL       DATA       SCHEDULE).
--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

     [TO BE COMPLETED BY AMENDMENT UPON COMPLETION OF OUR INTERIM FINANCIAL STATEMENTS FOR THE PERIOD ENDED JUNE 30, 2000]

Item 2.  Management's Discussion and Analysis.

     [TO BE COMPLETED BY AMENDMENT UPON COMPLETION OF OUR INTERIM FINANCIAL STATEMENTS FOR THE PERIOD ENDED JUNE 30, 2000]


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

Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5.  Other Information.

     Amendment and Restatement of By-Laws. On June 28, 2000, by unanimous written consent of our Board of Directors, we amended and restated our By-Laws. For a complete understanding of the amendments, please refer to our Amended and Restated By-Laws, which are attached hereto as Exhibit 3.2 and incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Index to Exhibits

                                                                    Incorporated by Reference

Exhibit                                                      Form           Date       Exhibit         Filed
 Number              Exhibit Description                     Type          Filed        Number        Herewith
--------            ---------------------                   ------        -------      --------      ---------
   3.1        Articles of Incorporation, as amended          10-QSB       8/16/99       3.1
   3.2        Amended and Restated By-laws, as                                                           X
              currently in effect
   3.3        Form of Stock Certificate                         8-A      10/29/99       3.3
  10.1        License Agreement between Q-Seven              10-QSB       8/16/99      10.1
              Systems GmbH and Q-Seven Nevada
  10.2        Agreement and Plan of Share Exchange              8-K        6/9/99       III
              dated May 24, 1999
  10.3        Consulting Agreement dated May 27, 1999        10-KSB       4/14/00      10.3
              between Q-Seven Systems, Inc. and Mr.
              Barry A. Ellsworth
  10.4        Termination Agreement dated April 17,          10-QSB       5/16/00      10.4
              2000 between Q-Seven Systems, Inc. and
              Mr. Barry A. Ellsworth
  10.5        Agreement dated May 24, 2000 between Q-      10-QSB/A       5/26/00      10.5
              Seven Systems, Inc. and Omni Software
              Systems, Inc.*

  --------
  *   Certain  material from this agreement has been omitted and confidential treatment has been requested  therefor pursuant to Rule 24b-2 under the
      Securities Exchange Act of 1934, as amended.  All such omitted material has been filed separately with the Commission.


(b)  Reports on Form 8-K

     Not applicable.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Date:  August 14, 2000                  /s/ Philipp S. Kriependorf
                                             _________________________
                                             Philipp S. Kriependorf
                                             President, Chief Executive Officer
                                             and Chief Financial Officer