Form 10QSB
period 2000-09-30
Q SEVEN SYSTEMS INC
filed 2000-11-14
CIK 1033504

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                           ---------------------------



                                   FORM 10-QSB

(Mark One)

    |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from          to



                        Commission file number: 333-6440

                              Q-SEVEN SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


              Utah
 (State or Other Jurisdiction of                           87-0567618
 Incorporation or Organization)                         (I.R.S. Employer
                                                       Identification No.)

 Mittelstr. 11-13, 40789 Monheim, Germany               011-49-2173-39220
 (Address of Principal Executive Offices)          (Issuer's Telephone Number)


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES|_| NO|X|

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of October 23, 2000 was 12,500,000.

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

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

     [TO BE COMPLETED BY AMENDMENT UPON COMPLETION OF OUR INTERIM FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2000 AND SEPTEMBER 30, 2000]

Item 2.  Management's Discussion and Analysis.

     [TO BE COMPLETED BY AMENDMENT UPON COMPLETION OF OUR INTERIM FINANCIAL STATEMENTS FOR THE PERIODS ENDED JUNE 30, 2000 AND SEPTEMBER 30, 2000]


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

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Index to Exhibits

                                                               Incorporated by Reference

Exhibit                                                  Form        Date     Exhibit       Filed
Number           Exhibit Description                     Type       Filed      Number      Herewith
--------        ---------------------                   ------     -------    --------    ---------
 3.1       Articles of Incorporation, as amended         10-QSB    8/16/99      3.1
 3.2       Amended and Restated By-laws, as              10-QSB    8/14/00      3.1
           currently in effect
 3.3       Form of Stock Certificate                        8-A   10/29/99      3.3
10.1       License Agreement between Q-Seven             10-QSB    8/16/99     10.1
           Systems GmbH and Q-Seven Nevada

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

  Date:  November 14, 2000                   /s/ Philipp S. Kriependorf
                                             _________________________________
                                             Philipp S. Kriependorf
                                             President, Chief Executive Officer
                                             and Chief Financial Officer