Form 10QSB/A
period 2000-06-30
Q SEVEN SYSTEMS INC
filed 2001-04-19
CIK 1033504

--------------------------------------------------------------------------------

                       THE FOLLOWING ITEMS WERE THE SUBJECT OF A FORM 12B-25 AND
                  ARE INCLUDED HEREIN: (A) PART I, ITEM 1 (FINANCIAL STATEMENTS)
                      AND PART I, ITEM 2 (MANAGEMENT'S DISCUSSION AND ANALYSIS).

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                           ---------------------------



                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

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

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  YES |_| NO |X|

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of April 11, 2001 was 12,500,000.

     Transitional Small Business Disclosure Format:               YES |_| NO |X|
--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.


                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSETS

                                                                              June 30,            December 31,
                                                                                2000                  1999
                                                                         -----------------     -----------------
                                                                             (Unaudited)
CURRENT ASSETS

   Cash and cash equivalent                                              $          97,302     $          57,534
   Accounts receivable                                                             356,651               388,112
   Interest receivable - related party                                               6,263                -
   Due from related party                                                           12,319                -
                                                                         -----------------     -----------------

     Total Current Assets                                                          472,535               445,646
                                                                         -----------------     -----------------

FIXED ASSETS, NET                                                                      508                   622
                                                                         -----------------     -----------------

     TOTAL ASSETS                                                        $         473,043     $         446,268
                                                                         =================     =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                      $         203,795     $         200,571
   Accrued expenses                                                                253,203               167,073
   Income taxes payable                                                             35,674                35,674
   Investor deposit                                                                250,000                -
                                                                         -----------------     -----------------

     Total Current Liabilities                                                     742,672               403,318
                                                                         -----------------     -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, 50,000,000 shares authorized
    of $0.001 par value, no shares issued or outstanding                            -                     -
   Common stock, 100,000,000 shares authorized of
    $0.001 par value, 12,500,000 shares issued and
    outstanding                                                                     12,500                12,500
   Additional paid-in capital (deficit)                                             (8,343)               (8,343)
   Retained earnings (deficit)                                                    (273,786)               38,793
                                                                         -----------------     -----------------

     Total Stockholders' Equity (Deficit)                                         (269,629)               42,950
                                                                         -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $         473,043     $         446,268
                                                                         =================     =================

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                              For the                                 For the
                                                          Six Months Ended                        Three Months Ended
                                                              June 30,                                June 30,
                                               ----------------------------------------------------------------------------
                                                     2000               1999                2000                1999
                                               -----------------  ------------------  ------------------  -----------------
NET SALES                                      $       1,051,154  $          434,917  $          595,344  $         224,248

COST OF SALES                                            461,628             181,093             247,815             68,679
                                               -----------------  ------------------  ------------------  -----------------

GROSS PROFIT                                             589,526             253,824             347,529            155,569
                                               -----------------  ------------------  ------------------  -----------------

OPERATING EXPENSES

   Selling, general and administrative                   904,079             211,676             644,187            103,732
   Depreciation and amortization                             114                  68                  57                 68
                                               -----------------  ------------------  ------------------  -----------------

     Total Operating Expenses                            904,193             211,744             644,244            103,800
                                               -----------------  ------------------  ------------------  -----------------

NET INCOME (LOSS) FROM
 OPERATIONS                                             (314,667)             42,080            (296,715)            51,769

OTHER INCOME                                               2,088              -                    1,044             -
                                               -----------------  ------------------  ------------------  -----------------

NET LOSS BEFORE INCOME
 TAXES                                                  (312,579)             42,080            (295,671)            51,769

INCOME TAXES                                              -                   -                   -                  -
                                               -----------------  ------------------  ------------------  -----------------

NET INCOME (LOSS)                              $        (312,579) $           42,080  $         (295,671) $          51,769
                                               =================  ==================  ==================  =================

BASIC INCOME (LOSS) PER
 SHARE                                         $           (0.03) $             0.00  $            (0.02) $            0.00
                                               =================  ==================  ==================  =================

WEIGHTED AVERAGE NUMBER
 OF SHARES                                            12,500,000          12,500,000          12,500,000         12,500,000
                                               =================  ==================  ==================  =================

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY

            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                Additional
                                                    Common Stock                  Paid-In           Retained
                                         -----------------------------------      Capital           Earnings
                                               Shares            Amount          (Deficit)          (Deficit)
                                         -----------------  ----------------  -----------------  -----------------
Balance, December 31, 1998                       7,900,000  $          7,900  $          53,525  $          72,010

Recapitalization                                 4,600,000             4,600            (75,265)            -

Capital contribution                                -                 -                  13,397             -

Net loss for the year ended
 December 31, 1999                                  -                 -                  -                 (33,217)
                                         -----------------  ----------------  -----------------  -----------------

Balance, December 31, 1999                      12,500,000            12,500             (8,343)            38,793

Net loss for the six months
 ended June 30, 2000
 (unaudited)                                        -                 -                  -                (312,579)
                                         -----------------  ----------------  -----------------  -----------------

Balance, June 30, 2000
 (unaudited)                                    12,500,000  $         12,500  $          (8,343) $         273,786
                                         =================  ================  =================  =================

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                             For the                                 For the
                                                        Six Months Ended                        Three Months Ended
                                                            June 30,                                June 30,
                                               ----------------------------------------------------------------------------
                                                     2000               1999                2000                1999
                                               -----------------  ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net income (loss)                           $        (312,579) $           42,080  $         (295,671) $          51,769
   Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
     Depreciation                                            114                  68                  57                 68
     Increase in interest receivable                      (6,263)             -                   (1,044)            -
     Decrease (increase) in due from
      related parties                                    (12,319)             -                   12,245             -
     Decrease (increase) in accounts
      receivable                                          31,461             (59,249)             63,742            (28,885)
     Increase (decrease) in accounts
      payable                                              3,224              31,446               6,259            (22,182)
     Increase (decrease) in accrued
      expenses                                            86,130              -                   (2,529)            -
                                               -----------------  ------------------  ------------------  -----------------

       Cash Provided by Operating

        Activities                                      (210,232)             14,345            (216,941)               770
                                               -----------------  ------------------  ------------------  -----------------

CASH FLOWS PROVIDED BY
 INVESTING ACTIVITIES                                     -                   -                   -                  -
                                               -----------------  ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Investor deposit                                      250,000              -                   -                  -
   Capital contribution                                   -                   13,397              -                  -
                                               -----------------  ------------------  ------------------  -----------------

       Cash Provided by Financing

        Activities                                       250,000              13,397              -                  -
                                               -----------------  ------------------  ------------------  -----------------

NET INCREASE IN CASH                                      39,768              27,742            (216,941)               770

CASH AT BEGINNING OF PERIOD                               57,534                   4             314,243             26,976
                                               -----------------  ------------------  ------------------  -----------------

CASH AT END OF PERIOD                          $          97,302  $           27,746  $           97,302  $          27,746
                                               =================  ==================  ==================  =================

SUPPLEMENTAL CASH FLOW
 INFORMATION

Cash paid for:

   Interest                                    $          -       $           -       $           -       $          -
   Income taxes                                $          -       $           -       $           -       $          -

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                  June 30, 2000

NOTE 1 -      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for all periods presented have been made.

              Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

Item 2.  Management's Discussion and Analysis.

     OVERVIEW

     Q-Seven Systems, Inc., a Utah corporation ("our company," "we," or "us"), engages directly and through its subsidiaries in two lines of Internet related businesses:

     o the sale of licenses to the Q-Seven User Management Software (the "User Management Software" or "our software"); and

     o    the operation of six Internet adult entertainment websites.

     For accounting purposes, the acquisition (the "Q-Seven Nevada Acquisition") in May 1999 by our company of Q-Seven Systems, Inc., a Nevada corporation ("Q-Seven Nevada"), is considered an acquisition of our company by Q-Seven Nevada and its wholly owned direct subsidiary X-Real Intertainment, Inc. Ltd.
("X-Real"). Due to this accounting treatment, all results which relate to periods prior to the Q-Seven Nevada Acquisition solely reflect the results of Q-Seven Nevada and its wholly owned subsidiary X-Real. Any results that relate to the operations of our company prior to the Q-Seven Nevada Acquisition were eliminated. The reader should keep this in mind when reading the following discussion and comparing our interim financial statements for the period ended June 30, 2000 to financial statements of our company relating to periods prior to the Q-Seven Nevada Acquisition. The following discussion should be read in conjunction with our financial statements for the period ended June 30, 2000 and the notes thereto.

     CONSOLIDATED RESULTS OF OPERATIONS

Revenues

     The following table and discussion highlights our revenues for the three and six months ended June 30, 2000 and 1999:


                                                    Three Months Ended                              Six Months Ended
                                                        June 30,                                       June 30,

                                               2000                     1999                  2000                     1999
                                        ------------------     --------------------    ------------------      -------------------
Revenues from the sale of licenses      $121,874      20.5%           $0         0%     $221,874     21.1%            $0        0%
to the User Management Software

Revenues from X-Real's adult            $473,470      79.5%     $224,248       100%     $829,280     78.9%      $434,917      100%
entertainment websites
Other revenues                                $0         0%           $0         0%           $0        0%            $0        0%


Total revenues                          $595,344       100%     $224,248       100%   $1,051,154      100%      $434,917      100%

     For the three months ended June 30, 2000, our total revenues increased from $224,248 to $595,344, or approximately 166%, over the three months ended June 30, 1999. For the six months ended June 30, 2000, our total revenues increased from $434,917 to $1,051,154, or approximately 141.7%, over the six months ended June 30, 1999. For the three months ended June 30, 2000, revenues from the sale of our software were $121,874, or approximately 20.5% of our total revenues for that period, whereas revenues from X-Real's adult entertainment websites were $473,470, or approximately 79.5% of our total revenues for that period. For the six months ended June 30, 2000, revenues from the sale of our software were $221,874, or approximately 21.1% of our total revenues for that period, whereas revenues from X-Real's adult entertainment websites were $829,280, or approximately 78.9% of our total revenues for that period. For the three and six months ended June 30, 1999, we generated 100% of our revenues from X-Real's adult entertainment business. We commenced selling licenses to our software only in September 1999 and, accordingly, did not generate any revenues from this business in the three and six months ended June 30, 1999.

     For the three months ended June 30, 2000, our net income (loss) decreased from $51,769 to $(295,671) over the three months ended June 30, 1999. For the six months ended June 30, 2000, our net income (loss) decreased from $42,080 to $(312,579) over the six months ended June 30, 1999.

                        User Management Software Revenues

     For the three months ended June 30, 2000, revenues from the sale of licenses to our software increased from $0 to $121,874 over the three months ended June 30, 1999. Similarly, for the six months ended June 30, 2000, revenues from the sale of licenses to our software increased from $0 to $221,874 over the six months ended June 30, 1999. In the second quarter of 2000, Q-Seven Systems GmbH concentrated on research and development with regard to existing and new modules of the User Management Software, while we continued to concentrate on selling licenses to the casino module of the User Management Software. Q-Seven
Systems GmbH is not a subsidiary of our company, but is owned by Messrs. Kriependorf, Kamp and Cordt, our officers, directors and principal shareholders.

     During the three months ended June 30, 2000, we only sold one new license to our software. This license was sold in May 2000 to KGMB Ltd. Sales of licenses to our software slowed in the three months ended June 30, 2000. Our management believes that the slowdown has been primarily caused by increased competition in the gaming software market and an increased number of vendors which have recently entered this market. Due to the multitude of vendors and the availability of many different types of gaming software, potential customers seem to be postponing the purchase of gaming software, possibly until it becomes clear which vendors will dominate the market and which gaming software will set the standards.

     From September 1999 to June 30, 2000, we sold in total six licenses to the casino module of our software to the following customers:

     o    Advanced Media Group;
     o    Setec Astronomy Ltd.;
     o    Futura Internet Services Ltd.;
     o    World Network Ltd. (formerly known as Worldcraft Ltd.);
     o    Global Net Gamble Limited; and
     o    KGMB Ltd.

     From June 30, 2000 to the date of this amended quarterly report, we sold one further license to our gaming software. This license was sold in September 2000.

     Not all of the fees relating to these license sales have been paid in full. Instalment payments relating to the sale of licenses to Advanced Media Group, Setec Astronomy Ltd., World Network Ltd., Global Net Gamble Limited and KGMB Ltd., aggregating approximately $806,000, are not yet due. Instalment payments relating to the sale of licenses to Setec Astonomy Ltd., World Network Ltd. and Global Net Gamble Limited, aggregating approximately $179,000, were overdue as of April 11, 2001.

     In December 2000, Q-Seven Systems GmbH completed the development and testing of a new module of our software, the Q-7 Auction Module, which is now available for licensing to our customers. The auction module allows Internet content providers to host internet auctions on their websites while utilizing other components of our software, e.g., the Q-7 User Account Management Server, the Q-7 Billing Module or the Q-7 Casino Module. As of April 11, 2001, we have not yet sold any licenses to the new auction module of our software.

     As previously reported, on May 24, 2000, we entered into a preliminary agreement with Omni Software Systems, Inc. ("Omni Software"), in which we agreed to grant Omni Software a non-exclusive license to sell to its customers the User Management System of our software in combination with a gaming module developed by Omni Software. Although our agreement with Omni Software has not formally been terminated, our management does not expect that any business will be transacted under this agreement. After the execution of the agreement, any contact between Omni Software and us ceased completely, although our management repeatedly, but unsuccessfully, attempted to contact representatives of Omni Software. Our management does not know why Omni Software has not responded to our inquiries, or whether that company is still in existence.

     In July 2000, we developed plans to establish a network of regional distributors for our software and to allocate to each distributor a certain territory in which it would market our software on a non-exclusive basis. At this time, we do not plan to continue our efforts to develop a distribution network. We have, however, based on an oral agreement, retained a distributor for the Turkey and Cyprus regions. This distributor receives from us a commission for its services, the amount of which equals a percentage of the revenues that we generate from the sale of licenses to our software arranged by this distributor. Our management believes that this distributor will help us to increase the market penetration with respect to our software in the Turkey and Cyprus regions, enhance our presence in these regions and reduce our sales related expenses with respect to licenses sold in these regions.

     We have attended the following tradeshows at which we have presented our software: Online Gaming Symposium (May 2000), Montreal, Canada, Interactive Casino Exhibition (September 2000), London, United Kingdom and Interactive (IA) 2000 (January 2001), New Orleans, Louisiana. Contacts made by our management during these tradeshows led to discussions and negotiations with potential new customers. No assurance can be made that any of these discussions and negotiations will ultimately result in the sale of new licenses to our software.

     On May 10, 2000, the House Banking Committee Chairman James A. Leach (R-Iowa) and the committee's ranking Democrat, Rep. John J. LaFalce (N.Y.), introduced legislation, the Internet Gambling Funding Prohibition Act (H.R.
4419), that would prohibit the use of credit cards, checks, or electronic fund transfers in internet gambling. The bill, intended to complement the Internet
Gambling Prohibition Act (H.R. 3125), which the House Judiciary Committee approved in April 2000, would extend a current ban on gambling over telephone lines to the Internet. The House Banking Committee approved on June 28, 2000 the Internet Gambling Funding Prohibition Act (H.R. 4419) with an amendment offered by Rep. John E. Sweeney (R-N.Y.), applying the restrictions only to betting that is unlawful under state or federal law. The House voted on the Internet Gambling Prohibition Act (H.R. 3125) on July 17, 2000. It was considered under a suspension rule, which meant that it required a two-thirds majority to pass. It failed by a vote of 245 to 159. The bill's sponsor Rep. Bob Godlatte (R-Virginia) said he expects it to be returned to the floor soon under rules that require a simple majority for passage. On February 12, 2001, Mr. Leach reintroduced legislation, the Unlawful Internet Gambling Funding Prohibition Act (H.R. 556), which is substantially similar to H.R. 4419. H.R. 556 has been referred to the House Financial Services Committee and the House Judiciary Committee. If any of these bills were enacted, it could affect the interest of our customers and potential customers in our gaming module software and could have a material adverse effect on our business, revenues, operating results and financial condition.

                          Adult Entertainment Revenues

     Revenues generated by X-Real from fees charged to viewers of its adult entertainment websites increased by approximately 111%, from $224,248 in the three months ended June 30, 1999 to $473,470 in the three months ended June 30, 2000. For the six months ended June 30, 2000, revenues increased from $434,917 to $829,280, or approximately 91%, over the six months ended June 30, 1999. These revenue increases were primarily attributable to the addition, in spring 1999, of two new websites to X-Real's adult entertainment business and increased subscriptions for X-Real's websites as a result of an affiliate program with webmasters which advertise X-Real's websites for a percentage of the revenues generated by X-Real as a result of such advertising.

     We have previously reported that X-Real, in March 2000, received the first tranche of an investment (the "Infobridge Investment") by Infobridge International Ltd. ("Infobridge"). The balance of the Infobridge Investment in an amount of DM 500,000 (which equals approximately $226,400 on the basis of the Federal Reserve Bank of New York April 11, 2001 noon buying rate of Euro 1 = $0.8856 and the fixed exchange rate of Euro 1 = DM 1.95583), has not yet been paid to X-Real and X-Real has not yet issued any shares to Infobridge. Funds from the first tranche of the Infobridge Investement have been used to redesign and transform one of X-Real's six websites into a portal site from which its other five websites are accessible. Although our management on February 24, 2001 requested that Infobridge pay to X-Real the balance of the Infobridge Investment, no payment has yet been received. Our management has been unable to determine why Infobridge has not made the agreed payment. Provided that Infobridge makes the requested payment, X-Real will issue shares to Infobridge, the number of which will be slightly lower than the number of shares currently indirectly owned by us. X-Real plans to utilize the remaining funds from the first tranche of the Infobridge Investment and the remaining funds to be received in connection with the Infobridge Investment to improve the marketing for X-Real's services and products, including the launch of an advertising campaign for the redesigned portal site. There can be no assurance that the remainder of the Infobridge Investment will be paid to X-Real or that the contemplated marketing and advertising activities will have any positive effects on X-Real's business. There is also a risk that we could be asked to repay the first tranche of the Infobridge Investment, if the Infobridge Investment is not completed as planned. If we would have to repay the first tranche of the Infobridge Investment, this could have a material adverse effect on our business, revenues, operating results and financial condition.

     COSTS AND EXPENSES

     The following table and discussion highlight our costs and expenses for the three and six months ended June 30, 2000 and June 30, 1999:

                                          Three Months Ended                                 Six Months Ended
                                               June 30,                                          June 30,

                                        2000                    1999                   2000                        1999
                               --------------------      -----------------     --------------------        ------------------
Total revenues                 $595,344        100%      $224,248      100%    $1,051,154       100%       $434,917      100%


Cost of sales                  $247,815       41.6%       $68,679     30.6%      $461,628      43.9%       $181,093     41.6%
Operating expenses:
     Selling, general and      $644,187      108.2%      $103,732     46.3%      $904,679      86.1%       $211,744     48.7%
     administrative
     Depreciation and               $57       0.01%           $68     0.03%          $114      0.01%            $68     0.02%
     amortization

Total costs and expenses       $892,059      149.8%      $172,479     76.9%    $1,365,821     129.9%       $392,837     90.3%

Cost of Sales

     Cost of sales for the three and six months ended June 30, 2000 includes primarily costs associated with the management, operation and maintenance of X-Real's adult entertainment websites, computer and network equipment costs in connection with X-Real's servers and royalties paid to Q-Seven Systems GmbH for our right to license the User Management Software. Cost of sales for the three and six months ended June 30, 1999 includes the same items, except for royalties paid to Q-Seven Systems GmbH.

     For the three months ended June 30, 2000, cost of sales increased from $68,679 to $247,815, or approximately 260.8%, over the three months ended June 30, 1999, and increased as a percentage of total revenues from approximately 30.6% to approximately 41.6%. For the six months ended June 30, 2000, cost of sales increased from $181,093 to $461,628, or approximately 254.9%, over the six months ended June 30, 2000, and increased as a percentage of total revenues from approximately 41.6% to approximately 43.9%.

     The  increase  in cost of sales in the three and six months  ended June 30,
2000 compared to the same periods ended June 30, 1999, was primarily attributable to increased costs associated with the operation of X-Real's websites due to the addition, in spring 1999, of two new webpages and, since September 1999, the payment of a royalty fee to Q-Seven Systems GmbH for our right to license the User Management Software to our customers. Approximately $138,128, or approximately 55.7% of our total cost of sales for the three months ended June 30, 2000, are attributable to the operation of X-Real's websites, whereas approximately $109,687, or 44.3%, relate to the sale of licenses to our software. Approximately $261,941, or approximately 56.7% of our total cost of sales for the six months ended June 30, 2000, are attributable to the operation of X-Real's websites, whereas approximately $199,687, or approximately 43.3%, relate to the sale of our software.

     Our management expects that our cost of sales relating to X-Real's websites is likely to decrease if the Infobridge Investment is completed, since in all likelihood we would own only slightly more than 50% of X-Real's stock thereafter and, consequently, would participate only in approximately 50% of the cost of sales relating to X-Real's websites.

Selling, General and Administrative

     Selling, general and administrative expenses for the three and six months ended June 30, 2000 consist primarily of legal and accounting expenses in connection with the compliance with periodic reporting requirements under the securities laws, advertising costs for X-Real's websites and certain non-recurring expenses discussed below.

     Selling, general and administrative expenses increased substantially by approximately 620.6% from $103,800 in the three months ended June 30, 1999 to $644,187 in the three months ended June 30, 2000. For the six months ended June 30, 2000, selling, general and administrative expenses increased from $211,676 to $904,079, or approximately 427.15%, over the six months ended June 30, 1999. The substantial increase in our selling, general and administrative expenses is illustrated by the proportion of these expenses to our total revenues. Our selling, general and administrative expenses as a percentage of total revenues in the three and six months ended June 30, 2000 were approximately 108.2% and 86.1%, respectively, as compared to approximately 46.3% and 48.7%, respectively, in the three and six months ended June 30, 1999. In the three months ended March 31, 2000 and the twelve months ended December 31, 1999 our selling, general and administrative expenses as a percentage of total revenues were approximately 57% in both periods.

     The substantial increase in our selling, general and administrative expenses in the three and six months ended June 30, 2000 is primarily attributable to the following factors:

     o    increased  legal  and  accounting  expenses  in  connection  with  the
          compliance  with  periodic  reporting   requirements  under  the  U.S.
          securities laws (since there is a lag in billing us for legal services, the bills we have actually received may not reflect all costs of this type which we may incur);

     o    increased advertising expenses relating to X-Real's websites;

     o non-recurring expenses of approximately $100,000 incurred in April and May 2000 when three of X-Real's six websites were redesigned and relaunched;

     o non-recurring expenses of approximately $82,000 incurred in April and May 2000 in connection with the termination of an agreement between X-Real and Alice Jay Productions, Inc., as more fully discussed below in Part II, Item 5 "Other Information" of this amended quarterly report; and

     o the payment in April 2000 of commissions totaling $46,000 to certain freelance workers employed by X-Real to provide website management services, which commissions related to services provided by these freelance worker during the twelve months ended March 31, 2000.

Depreciation and Amortization

     For the three months ended June 30, 2000, depreciation and amortization expenses decreased from $68 to $57, or approximately 16.2%, over the three months ended June 30, 1999. For the six months ended June 30, 2000, depreciation and amortization expenses increased from $68 to $114, or approximately 67.7%, over the six months ended June 30, 1999.

     LIQUIDITY AND CAPITAL RESOURCES

     We have been and are currently financing our operations primarily through cash generated from operating activities. In the period ended June 30, 2000, we have also resorted to cash provided by financing activities to finance our operations, i.e., funds from the first tranche of the Infobridge Investment received in March 2000. As discussed below, our company has faced, and is still experiencing, liquidity problems.

     Net cash provided by (used in) operating activities was $(210,232) and $14,345 in the six months ended June 30, 2000 and June 30, 1999, respectively, and decreased substantially primarily due to a substantial decrease in net income before taxes. Net cash provided by (used in) operating activities was $(216,941) and $770 in the three months ended June 30, 2000 and June 30, 1999, respectively, and decreased substantially primarily due to a substantial decrease in net income before taxes. Net cash provided by financing activities was $250,000 and $13,397 for the six months ended June 30, 2000 and June 30, 1999, respectively, and increased primarily due to the receipt in March 2000 of the first tranche of the Infobridge Investment. No cash was provided by or used in financing activities in the three months ended June 30, 2000 and June 30, 1999. We had cash and cash equivalents of $314,243 at March 31, 2000 compared to cash and cash equivalents of $97,302 at June 30, 2000. At June 30, 2000 and April 11, 2001, no unused lines of credit were available to our company.

     Our cash flow in the three months ended June 30, 2000 was affected by delays in the receipt of payments from Cyberotic Media AG ("Cyberotic"). Cyberotic, at that time, was the reseller of services provided by EuroDebit Systems GmbH ("EuroDebit"), the company which at that time processed and collected credit card and electronic on-line debit-entry payments from X-Real's customers. EuroDebit's services were provided to X-Real pursuant to an oral agreement between X-Real and Cyberotic. From January 2000 through December 2000, funds collected from X-Real's customers in an aggregate amount of approximately DM 888,000 (which equals approximately $402,086 on the basis of the Federal Reserve Bank of New York April 11, 2001 noon buying rate of Euro 1 = $0.8856 and the fixed exchange rate of Euro 1 = DM 1.95583) were not transferred to X-Real within the time frame provided for in the oral agreement between X-Real and Cyberotic. The delay in transferring such funds was caused by liquidity problems at Cyberotic. X-Real has not taken any action against Cyberotic to enforce the payment of the overdue balances, interest or damages in connection with these late payments. At June 30, 2000 and April 11, 2001, X-Real had past due receivables due from Cyberotic in an amount of approximately DM 480,000 (which equals approximately $234,254 on the basis of the Federal Reserve Bank of New York June 30, 2000 noon buying rate of Euro 1 = $0.9545 and the fixed exchange rate of Euro 1 = DM 1.95583) and approximately $407,943, respectively. EuroDebit ceased processing and collecting credit card and electronic on-line debit-entry payments for X-Real on December 15, 2000, at which time all of its assets were acquired by Pay@EuroDebit GmbH (formerly known as E-Click Net Commerce GmbH). Since that time, all such payments have been processed and collected for X-Real by Pay@EuroDebit GmbH based on an oral agreement between X-Real and Pay@EuroDebit GmbH. EuroDebit and Cyberotic are currently in insolvency proceedings in Germany, and our management does not expect that any amounts due to X-Real from Cyberotic will be recoverable. EuroDebit is a 90% owned subsidiary of EuroDebit Systems, Inc., a company of which Messrs. Kriependorf, Kamp and Cordt, our principal shareholders, officers and directors, are the principal shareholders. Mr. Kamp was the Chief Financial Officer of EuroDebit Systems, Inc. until November 2000 and is still the managing director of EuroDebit. Cyberotic is a company controlled by Messrs. Kamp and Cordt; Mr. Kriependorf is the chairman of Cyberotic's supervisory board.

     Although Pay@EuroDebit started processing and collecting electronic on-line debit-entry and credit card payments from X-Real's customers on December 15, 2000, only one payment in the amount of DM 56,000 (which equals approximately $25,357 on the basis of the Federal Reserve Bank of New York April 11, 2001 noon buying rate of Euro 1 = $0.8856 and the fixed exchange rate of Euro 1 = DM 1.95583) was received on April 11, 2001. At this time, X-Real has past due receivables due from Pay@EuroDebit GmbH in an aggregate amount of approximately DM 364,000 (which equals approximately $164,819 on the basis of the Federal Reserve Bank of New York April 11, 2001 noon buying rate of Euro 1 = $0.8856 and the fixed exchange rate of Euro 1 = DM 1.95583). Our management is in discussions with Pay@EuroDebit GmbH to cause them to make the overdue payments to X-Real. No legal proceedings have yet been initiated against Pay@EuroDebit GmbH. However, our management is discussing these issues with our attorneys in Germany. Although Pay@EuroDebit GmbH currently provides services to X-Real at approximately the same price as such services were previously provided by Cyberotic and EuroDebit, the price for such services is likely to increase in the near future. There is also a risk that Pay@EuroDebit could decide to discontinue providing services to X-Real, in particular if we were to initiate legal proceedings against them for their failure to timely transfer collected funds to X-Real. While our management has already identified other companies which could provide processing and collection services to X-Real at the current cost level, the change from Pay@EuroDebit GmbH to a new processing company could be difficult or even impossible to achieve. Pay@EuroDebit GmbH has in its possession unique electronic data containing information about X-Real's customers. This data is essential for the processing and collection of recurring payments from X-Real's customers. Our management believes that this data is the property of our company. However, if Pay@EuroDebit GmbH would refuse to provide or delay the provision of this data to us or a new processing company selected by us, it might not be possible, temporarily or indefinitely, to process continuing payments to be made by existing customers of X-Real. If this were to occur, it could have a material adverse effect on our business, revenues, operating results and financial condition.

     Our current assets increased by $26,889, or approximately 6%, from $445,646 at June 30, 1999 to $472,535 at June 30, 2000, while our current liabilities increased by $339,354, or approximately 84.1%, from $403,318 to $742,672, over the same period. The increase in current assets was primarily attributable to an increase in cash and accounts receivable generated by our operations. The increase in our current liabilities was primarily due to an increase in accrued expenses and accounts payable resulting from our operations. At December 31, 1999 our current assets and liabilities were $445,646 and $403,318, respectively, and at March 31, 2000 they were $764,419 and $738,942, respectively. Based on the foregoing, our working capital at June 30, 2000 decreased to $(270,137) from $25,477 at March 31, 2000 and $42,328 at December 31, 1999. Our fixed assets at June 30, 2000 consisted of office equipment valued at $508.

     Due to the decrease in the amount of cash available to us and in our working capital, our company has faced, and is still experiencing liquidity problems and, consequently, has not been able to make timely payments to all of our creditors. As of June 30, 2000 and April 11, 2001, we had past due payables in the amount of $168,000 and $120,000, respectively. Among the creditors which we have not been able to pay on a timely basis are our auditors and the accounting firm which assists us in preparing our financial statements as well as our legal advisers. This has resulted in delays in the preparation and completion of our interim financial statements for the periods ended June 30, 2000 and September 30, 2000 and our financial statements for the period ended December 31, 2000. Due to these delays, we have been unable to file on a timely basis complete reports with the United States Securities and Exchange Commission (the "Commission") for the quarterly periods ended June 30, 2000 and September 30, 2000 and the fiscal year ended December 31, 2000. There is a risk that the Commission might commence enforcement proceedings against us because of this failure, in particular if we should be unable to file or amend delinquent reports in a timely manner or if we should continue to fail complying with our periodic filing obligations. There is also a risk that the NASD, based on NASD Rule 6530, will determine that our shares are no longer eligible for quotation on the OTC Bulletin Board, if we do not file all of our delinquent reports with the SEC or if we should continue failing to comply with our periodic filing obligations. See also Part II, Item 5 "Other Information - Change of Trading Symbol."

     Our management believes that our liquidity problems in the three months ended June 30, 2000 have been primarily caused by the following factors, which have been discussed above in more detail:

     o    slow sales of our software since March 31, 2000;

     o substantially increased operating expenses for the three months ended June 30, 2000; and

     o delays in the receipt of payments from the company which in the three months ended June 30, 2000 processed and collected electronic on-line debit-entry and credit card payments from X-Real's customers.

     If the Infobridge Investment is completed, cash generated by the activities of X-Real may become even less available to us, because dividends and deemed dividends will then have to be shared proportionally with Infobridge. Our management is currently exploring different steps to address our liquidity problems, reduce our net loss in future periods and provide us with cash and working capital sufficient to fund both delinquent balances and our ongoing operations. The following are among the steps our management is considering:

     o We are in discussions with Q-Seven Systems GmbH regarding a reduction of the royalty fee that we have to pay them for the right to license the User Management Software to our customers. Currently, this royalty fee is equal to 90% of the revenues that we generate from the sale of licenses to our software.

     o We plan on escalating our efforts (e.g., by attending more tradeshows) to sell additional licenses to our software to increase the amount of our revenues.

     o We plan to take steps to ensure and, if necessary, enforce the timely payment of balances due from the company which processes and collects credit card and electronic on-line debit-entry payments from X-Real's customers.

     o We would also consider raising funds by issuing and selling, publicly or privately, additional equity securities to one or more interested purchasers if this opportunity were to arise.

     There can be no assurance that any of these measures will be successful and sufficiently improve our liquidity and cash flow. If our liquidity and cash flow problems persist, some or all of our creditors may decide to discontinue providing services to us and/or enforce their claims for payment against us. In addition, we would in all likelihood be unable to comply with our periodic reporting requirement and would continue to face the risk of becoming the subject of enforcement proceedings by the Commission as well as the risk that our shares will no longer be eligible for quotation on the OTC Bulletin Board. If one or more of these events were to occur, it could have a material adverse effect on our business, revenues, operating results and financial condition.

     FORWARD LOOKING STATEMENTS

     This report and other oral and written statements made by our company to the public contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. In particular statements regarding the following subjects are forward-looking: future financial and operating results; new and developing markets, products, services, features and content; the anticipated steps to reduce our liquidity problems and the effects of such steps; regulatory developments; plans to attend additional tradeshows; future developments with respect to the processing and collection of on-line debit-entry and credit card payments from X-Real's customers; and the progress with respect to and the completion of the Infobridge Investment. Forward-looking statements reflect our management's current expectations or beliefs and involve a number of risks and uncertainties. Actual results could differ materially from those described in the forward-looking statements. Some of the factors and uncertainties that could cause actual results to differ materially are:
Commission enforcement proceedings against our company; determination by the NASD that our shares are no longer eligible for quotation on the OTC Bulletin Board; continued cash flow and liquidity problems; failure of Pay@EuroDebit GmbH to pay to X-Real on a timely basis the funds collected from X-Real's customers; failure of Pay@EuroDebit GmbH to provide us or a new processing company selected by us with the data necessary to process electronic on-line debit-entry and credit card payments by X-Real's customers; success of operating initiatives, advertising and promotional efforts, continuing Year 2000 compliance efforts, as well as changes in global and local business and economic conditions; currency exchange and interest rates; labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; legislation and government regulation, including regulation affecting online-gaming and adult entertainment; and accounting policies and practices.


                                     PART II
                                OTHER INFORMATION

Item 5.  Other Information.

     CHANGES IN OUR BOARD OF DIRECTORS

     On March 26, 2001, Olaf Cordt resigned from our board of directors. At a special meeting held on March 26, 2001, our board of directors voted to fill the vacancy by electing Mr. Hans Ludger Kuhnen to the board.

     AMENDMENT AND RESTATEMENT OF BY-LAWS

     On June 28, 2000, by unanimous written consent of our Board of Directors, we amended and restated our By-Laws. For a complete understanding of the amendments, please refer to our Amended and Restated By-Laws, which were filed as Exhibit 3.2 to our quarterly report on Form 10-QSB for the period ended June 30, 2000 and are incorporated herein by reference.

     TERMINATION OF AGREEMENT BETWEEN X-REAL AND ALICE JAY PRODUCTIONS, INC.

     Pursuant to an oral agreement between X-Real and Alice Jay Productions, Inc. ("AJP"), made in April, 1999, AJP had agreed to provide webdesign, server hosting and programming services to X-Real, and deliver content for X-Real's websites. X-Real had agreed to pay AJP a commission equal to 30% of the revenues generated by three of X-Real's websites. Upon X-Real's request, AJP agreed to an early termination of this agreement as of March 31, 2000 in exchange for the payment by X-Real of a termination fee in an amount of approximately $82,000. This termination fee was paid by X-Real to AJP in April and May, 2000. From April 2000 through January 2001, all webdesign, server hosting, programming and content delivery services have exclusively been provided to X-Real by Cyberotic, a company controlled by Messrs. Kamp and Cordt, two of our principal shareholders, officers and directors; Mr. Kriependorf, one of our principal shareholders, officers and directors, is the chairman of Cyberotic's supervisory board. AJP is an affiliate of Bernard Schaer, a principal shareholder, officer and director of EuroDebit Systems, Inc., a company in which our principal shareholders, officers and directors, Messrs. Kriependorf, Kamp and Cordt, hold a substantial interest. Cyberotic stopped providing services to X-Real in January 2001, when insolvency proceedings in Germany were initiated against Cyberotic. Since that time, webdesign, server hosting, programming and content delivery services have been handled for X-Real by employees of Q-Seven Systems GmbH. X-Real pays a fee of approximately $10,000 per month to Q-Seven Systems GmbH for these services. If it should become necessary to acquire new or additional content for X-Real's adult entertainment websites, we will in all likelyhood have to pay a higher price for such content than was paid for content purchased with the help of Cyberotic, because certain discounts which were available to Cyberotic will not be available to X-Real or Q-Seven Systems GmbH.

     CHANGE OF TRADING SYMBOL

     On April 11, 2001, the OTC Bulletin Board announced that it will change our trading symbol effective April 16, 2001 from "QSSY" to "QSSYE" to indicate that our common stock trading under this symbol will be ineligible for quotation and subject to removal from the OTC Bulletin Board in 30 calendar days if the NASD does not receive information that we are current in our public reporting obligations.

     DEVELOPMENTS AFTER JUNE 30, 2000

     In order to make its relevance clearer, certain information regarding events which occurred after June 30, 2000 is set forth in Item 2 (Management's Discussion and Analysis) of Part I of this report under the subheadings "Consolidated Results of Operations - User Management Software Revenues," "Consolidated Results of Operations - Adult Entertainment Revenues" and "Liquidity and Capital Resources" and is incorporated by reference into this
Item 5 of Part II of this report.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Index to Exhibits

                                                                         Incorporated by Reference

    Exhibit                                                            Form           Date       Exhibit         Filed
     Number                   Exhibit Description                      Type          Filed        Number        Herewith
    --------                 ---------------------                    ------        -------      --------      ---------

         3.1     Articles of Incorporation, as amended                  10-QSB      8/16/99         3.1

         3.2     Amended and Restated By-laws as                        10-QSB      8/14/00         3.2
                 currently in effect

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

(b)  Reports on Form 8-K

     We filed a Current Report on Form 8-K on April 11, 2001, in which we reported information under Items 1, 5 and 7.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Date:  April 19, 2001                    /s/ Philipp S. Kriependorf
					      _________________________
                                              Philipp S. Kriependorf
                                              President, Chief Executive Officer
                                              and Chief Financial Officer