Form 10QSB/A
period 2000-09-30
Q SEVEN SYSTEMS INC
filed 2001-05-14
CIK 1033504

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

                    For the transition period from        to


                        Commission file number: 333-6440


                              Q-SEVEN SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                Utah                                     87-0567618
   (State or Other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)

Boettger Str. 25, 40789 Monheim, Germany             011-49-2173-683350
(Address of Principal Executive Offices)         (Issuer's Telephone Number)


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day YES |_| NO |X|

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of May 10, 2001 was 12,500,000.

     Transitional Small Business Disclosure Format:   YES |_|   NO |X|
--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2000 and December 31, 1999




                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets


                                     ASSETS

                                              September 30,        December 31,
                                                  2000                 1999
                                             --------------       -------------
                                              (Unaudited)

CURRENT ASSETS

   Cash and cash equivalent               $         115,328   $          57,534
   Accounts receivable - net                        266,703             388,112
   Interest receivable - related party                5,533              -
   Due from related party                            11,080              -
                                          -----------------   -----------------

     Total Current Assets                           398,644             445,646
                                          -----------------   -----------------

FIXED ASSETS, NET                                       451                 622
                                          -----------------   -----------------

     TOTAL ASSETS                         $         399,095   $         446,268
                                          =================   =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                       $         252,243   $         200,571
   Accrued expenses                                 350,863             167,073
   Income taxes payable                              35,674              35,674
   Investor deposit                                 250,000              -
                                          -----------------   -----------------

     Total Current Liabilities                      888,780             403,318
                                          -----------------   -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, 50,000,000 shares
     authorized of $0.001 par value,
     no shares issued or outstanding                   -                   -
   Common stock, 100,000,000 shares
     authorized of $0.001 par value,
     12,500,000 shares issued and
     outstanding                                      12,500             12,500
   Additional paid-in capital (deficit)              (8,343)             (8,343)
   Retained earnings (deficit)                     (493,842)             38,793
                                          -----------------   -----------------

     Total Stockholders' Equity (Deficit)          (489,685)             42,950
                                          -----------------   -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                             $         399,095   $         446,268
                                          =================   =================

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                             For the                                 For the
                                                        Nine Months Ended                       Three Months Ended
                                                           September 30,                           September 30,
                                               -----------------------------------------------------------------------------
                                                     2000               1999                2000                1999
                                               -----------------  ------------------  ------------------  -----------------

NET SALES                                      $       1,397,661  $          749,887  $          346,507  $         314,970

COST OF SALES                                            556,652             341,893              95,024            160,800
                                               -----------------  ------------------  ------------------  -----------------

GROSS PROFIT                                             841,009             407,994             251,483            154,170
                                               -----------------  ------------------  ------------------  -----------------

OPERATING EXPENSES

   Selling, general and administrative                 1,103,450             372,781             199,371            151,359
   Depreciation and amortization                             171                 204                  57                 68
   Bad debt expense                                      273,155              -                  273,155             -
                                               -----------------  ------------------  ------------------  -----------------

     Total Operating Expenses                          1,376,776             372,985             472,583            151,427
                                               -----------------  ------------------  ------------------  -----------------

OTHER INCOME (EXPENSE)

   Other income                                            3,132                  21               1,044             -
                                               -----------------  ------------------  ------------------  -----------------

     Total Other Income (Expense)                          3,132                  21               1,044             -
                                               -----------------  ------------------  ------------------  -----------------

NET INCOME (LOSS) BEFORE
 INCOME (LOSS) TAXES                                    (532,635)             35,030            (220,056)             2,743

INCOME TAXES                                              -                   -                   -                  -
                                               -----------------  ------------------  ------------------  -----------------

NET INCOME (LOSS)                              $        (532,635) $           35,030  $         (220,056) $           2,743
                                               =================  ==================  ==================  =================

BASIC INCOME (LOSS) PER
 SHARE                                         $           (0.04) $             0.00  $            (0,02) $            0.00
                                               =================  ==================  ==================  =================

WEIGHTED AVERAGE NUMBER
 OF SHARES                                            12,500,000          12,500,000          12,500,000         12,500,000
                                               =================  ==================  ==================  =================

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                 Additional
                                                                                  Paid-In            Retained
                                                    Common Stock                  Capital            Earnings
                                         -----------------------------------
                                               Shares            Amount          (Deficit)           (Deficit)
                                         -----------------  ----------------  -----------------  -----------------
Balance, December 31, 1998                       7,900,000  $          7,900  $          53,525  $          72,010

Recapitalization                                 4,600,000             4,600            (75,265)            -

Capital contribution                                -                 -                  13,397             -

Net loss for the year ended
 December 31, 1999                                  -                 -                  -                 (33,217)
                                         -----------------  ----------------  -----------------  -----------------

Balance, December 31, 1999                      12,500,000            12,500             (8,343)            38,793

Net loss for the nine months
 ended September 30, 2000
 (unaudited)                                        -                 -                  -                (532,635)
                                         -----------------  ----------------  -----------------  -----------------

Balance, September 30, 2000
 (unaudited)                                    12,500,000  $         12,500  $          (8,343) $        (493,842)
                                         =================  ================  =================  =================

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           For the
                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                            --------------------------------------
                                                                                   2000               1999
                                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                        $         (532,635) $           35,030
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation                                                                          171                 204
     Bad debt expense                                                                  273,155              -
     Increase in interest receivable                                                    (5,533)             -
     Decrease (increase) in due from related parties                                   (11,080)             -
     Decrease (increase) in accounts receivable                                       (151,746)            (95,405)
     Increase (decrease) in accounts payable                                            51,672             121,346
     Increase (decrease) in accrued expenses                                           183,790              -
                                                                            ------------------  ------------------

       Cash Provided by Operating Activities                                          (192,206)             61,175
                                                                            ------------------  ------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                                             -                   -
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Investor deposit                                                                    250,000              -
   Capital contribution                                                                 -                    2,176
   Loans to officer/shareholder                                                         -                  (13,691)
                                                                            ------------------  ------------------

       Cash Provided by Financing Activities                                           250,000             (11,515)
                                                                            ------------------  ------------------

NET INCREASE IN CASH                                                                    57,794              49,660

CASH AT BEGINNING OF PERIOD                                                             57,534                   4
                                                                            ------------------  ------------------

CASH AT END OF PERIOD                                                       $          115,328  $           49,664
                                                                            ==================  ==================

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:

   Interest                                                                 $           -       $           -
   Income taxes                                                             $           -       $           -

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                               September 30, 2000


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited consolidated financial statements. The results of operations for periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

Item 2.   Management's Discussion and Analysis.

     OVERVIEW

     Q-Seven Systems, Inc., a Utah corporation ("our company," "we," or "us"), engages directly and through its subsidiaries, Q-Seven Systems, Inc., a Nevada corporation ("Q-Seven Nevada"), and X-Real Intertainment Inc. Ltd., a company organized under the laws of the Bahamas ("X-Real"), in two lines of Internet related businesses:

     o the sale of licenses to the Q-Seven User Management Software (the "User Management Software" or "our software"); and

     o    the operation of Internet adult entertainment websites.

     The following discussion should be read in conjunction with our financial statements for the period ended September 30, 2000 and the notes thereto.

     CONSOLIDATED RESULTS OF OPERATIONS

Revenues

     The following table and discussion highlights our revenues for the three and nine months ended September 30, 2000 and September 30, 1999:


                                              Three Months Ended                              Nine Months Ended
                                                September 30,                                   September 30,

                                           2000                   1999                     2000                   1999
                                          ------                 ------                   ------                 ------
Revenues from the sale of licenses  $29,121      8.40%     $50,000      15.87%     $250,995      17.96%     $50,000      6.67%
to the User Management Software

Revenues from X-Real's adult       $317,386     91.60%    $264,970      84.13%   $1,146,666      82.04%    $699,887     93.33%
entertainment websites

Other revenues                           $0         0%          $0          0%           $0          0%          $0         0%


Total revenues                     $346,507       100%    $314,970        100%   $1,397,661        100%    $749,887       100%

     For the three months ended September 30, 2000, our total revenues increased from $314,970 to $346,507, or approximately 10.01%, over the three months ended September 30, 1999. For the nine months ended September 30, 2000, our total revenues increased from $749,887 to $1,397,661, or approximately 86.38%, over the nine months ended September 30, 1999. For the three months ended September 30, 2000, revenues from the sale of our software were $29,121, or approximately 8.40% of our total revenues for that period, whereas revenues from X-Real's adult entertainment websites were $317,386, or approximately 91.60% of our total revenues for that period. For the nine months ended September 30, 2000, revenues from the sale of our software were $250,995, or approximately 17.96% of our total revenues for that period, whereas revenues from X-Real's adult entertainment websites were $1,146,666, or approximately 82.04% of our total revenues for that period.

     For the three months ended September 30, 2000, our net income (loss) decreased substantially from $2,743 to $(220,056) over the three months ended September 30, 1999. For the nine months ended September 30, 2000, our net income
(loss) decreased substantially from $35,030 to $(532,635) over the nine months ended September 30, 1999. The substantial decrease in our net income resulted primarily from the write-off of all receivables due from Cyberotic Media AG to X-Real as of September 30, 2000. See also "--Cost and Expenses--Bad Debt Expense" and "--Liquidity and Capital Resources."

                        User Management Software Revenues

     For the three months ended September 30, 2000, revenues from the sale of licenses to our software decreased from $50,000 to $29,121 over the three months ended September 30, 1999. Similarly, for the nine months ended September 30, 2000, revenues from the sale of licenses to our software increased from $50,000 to $250,995 over the nine months ended September 30, 1999. In the third quarter of 2000, Q-Seven Systems GmbH concentrated on research and development with regard to existing and new modules of the User Management Software, while we continued to concentrate on selling licenses to the casino module of the User Management Software. Q-Seven Systems GmbH is not a subsidiary of our company, but is owned by Messrs. Kriependorf, Kamp and Cordt. Messrs. Kriependorf, Kamp and Cordt are the principal shareholders and officers of our company. Messrs. Kriependorf and Kamp are also directors of our company. Mr. Cordt was a director of our company until March 26, 2001.

     During the three months ended September 30, 2000, we sold one new license to the casino module of our software. This license was sold in September 2000 to Euflex AG. Sales of licenses to our software continued to be slow in the three months ended September 30, 2000. Our management believes that this slowdown has been primarily caused by increased competition in the gaming software market and an increased number of vendors which have recently entered this market. Due to the multitude of vendors and the availability of many different types of gaming software, potential customers seem to be postponing the purchase of gaming software, possibly until it becomes clear which vendors will dominate the market and which gaming software will set the standards. Our management expects the number of companies offering gaming software products and services to increase further. Many current and potential competitors in this market have far greater resources than our company.

     Not all of the fees relating to the sale of licenses to our software during previous reporting periods have been paid in full. Instalment payments relating to the sale of licenses to Advanced Media Group, dominicana S.A., Setec Astronomy Ltd., World Network Ltd., Global Net Gamble Limited and KGMB Ltd., aggregating approximately $806,000, are not yet due. Instalment payments relating to the sale of licenses to Setec Astronomy, World Network Ltd. and Global Net Gamble Ltd., aggregating approximately $179,000, were overdue as of May 10, 2001.

     We attended the following tradeshows after June 30, 2000, at which we have presented our software: Interactive (IA) 2000 (September 2000), New Orleans, Louisiana, and Interactive Casino Exhibition (January 2001), London, United Kingdom. Contacts made by our management during these tradeshows led to discussions and negotiations with potential new customers. No assurance can be made that any of these discussions and negotiations will ultimately result in the sale of new licenses to our software.

     On May 10, 2000, the House Banking Committee Chairman James A. Leach (R-Iowa) and the committee's ranking Democrat, Rep. John J. LaFalce (N.Y.), introduced legislation, the Internet Gambling Funding Prohibition Act (H.R.
4419), that would prohibit the use of credit cards, checks, or electronic fund transfers in internet gambling. The bill, intended to complement the Internet Gambling Prohibition Act (H.R. 3125), which the House Judiciary Committee approved in April 2000, would extend a current ban on gambling over telephone lines to the Internet. The House Banking Committee approved on June 28, 2000 the Internet Gambling Funding Prohibition Act (H.R. 4419) with an amendment offered by Rep. John E. Sweeney (R- N.Y.), applying the restrictions only to betting that is unlawful under state or federal law. The House voted on the Internet Gambling Prohibition Act (H.R. 3125) on July 17, 2000. It was considered under a suspension rule, which meant that it required a two-thirds majority to pass. It failed by a vote of 245 to 159. The bill's sponsor Rep. Bob Godlatte (R-Virginia) said he expects it to be returned to the floor soon under rules that require a simple majority for passage. On February 12, 2001, Mr. Leach reintroduced legislation, the Unlawful Internet Gambling Funding Prohibition Act (H.R. 556), which is substantially similar to H.R. 4419. H.R. 556 has been referred to the House Financial Services Committee and the House Judiciary Committee. If any of these bills were enacted, it could affect our customers' interest in our gaming module software and could have a material adverse effect on our business, revenues, operating results and financial condition.

                          Adult Entertainment Revenues

     Revenues generated by X-Real from fees charged to viewers of its adult entertainment websites increased by approximately 19.78%, from $264,970 in the three months ended September 30, 1999 to $317,386 in the three months ended September 30, 2000. For the nine months ended September 30, 2000, revenues increased from $699,887 to $1,146,666, or approximately 63.84%, over the nine months ended September 30, 1999. These revenue increases were primarily attributable to increased subscriptions for X- Real's websites as a result of an affiliate program with webmasters which advertise X-Real's websites for a percentage of the revenues generated by X-Real as a result of such advertising.

     We have previously reported that X-Real, in March 2000, received the first tranche of an investment (the "Infobridge Investment") by Infobridge International Ltd. ("Infobridge"). The balance of the Infobridge Investment in an amount of DM 500,000 (which equals approximately $224,764 on the basis of the Federal Reserve Bank of New York May 10, 2001 noon buying rate of Euro 1 = $0.8792 and the fixed exchange rate of Euro 1 = DM 1.95583), has not yet been paid to X-Real, although our management on February 24, 2001 requested payment from Infobridge, and X-Real has not yet issued any shares to Infobridge. Our management has been unable to determine why Infobridge has not made the agreed payment. Provided that Infobridge makes the requested payment, X-Real will issue shares to Infobridge, the number of which will be slightly lower than the number of shares currently indirectly owned by us. X-Real plans to utilize the remaining funds from the first tranche of the Infobridge Investment and the remaining funds to be received in connection with the Infobridge Investment to improve the marketing for X-Real's services and products, including the launch of an advertising campaign for X-Real's portal site. There can be no assurance that the remainder of the Infobridge Investment will be paid to X-Real or that the contemplated marketing and advertising activities will have any positive effects on X-Real's business. There is also a risk that we could be asked to repay the first tranche of the Infobridge Investment, if the Infobridge Investment is not completed as planned. If we would have to repay the first tranche of the Infobridge Investment, this could have a material adverse effect on our business, revenues, operating results and financial condition.

     COSTS AND EXPENSES

     The following table and discussion highlight our costs and expenses for the three and nine months ended September 30, 2000 and September 30, 1999:


                                          Three Months Ended                                 Nine Months Ended
                                            September 30,                                      September 30,

                                     2000                    1999                      2000                     1999
                                    ------                  ------                    ------                   -----

Total revenues                $346,507         100%     $314,970       100%    $1,397,661        100%      $749,887       100%


Cost of sales                  $95,024       27.42%     $160,800     51.05%      $556,652      39.83%      $341,893     45.59%
Operating expenses:
     Selling, general and     $199,371       57.54%     $151,359     48.06%    $1,103,450      78.95%      $372,781     49.71%
     administrative
     Depreciation and              $57        0.02%          $68      0.02%          $171       0.01%          $204      0.03%
     amortization
     Bad debt expense         $273,155       78.83%          ---        ---       273.155      19.54%           ---        ---

Total costs and expenses      $567,607      163.81%     $312,227     99.13%    $1,933,428     138.33%      $714,878     95.33%

Cost of Sales

     Cost of sales for the three and nine months ended September 30, 2000 includes primarily costs associated with the management, operation and maintenance of X-Real's adult entertainment websites, computer and network equipment costs in connection with X-Real's servers and royalties paid to Q-Seven Systems GmbH for our right to license the User Management Software. Cost of sales for the three and nine months ended September 30, 1999 includes the same items.

     For the three months ended September 30, 2000, cost of sales decreased from $160,800 to $95,024 over the three months ended September 30, 1999, and decreased as a percentage of total revenues from approximately 51.05% to approximately 27.42%. For the nine months ended September 30, 2000, cost of sales increased from $341,893 to $556,652, or approximately 62.81%, over the nine months ended September 30, 2000, and decreased as a percentage of total revenues from approximately 45.59% to approximately 39.83%.

     The increase in cost of sales in the nine months ended September 30, 2000 compared to the same period ended September 30, 1999, was primarily attributable to increased costs associated with the operation of X-Real's websites and, since September 1999, the payment of a royalty fee to Q-Seven Systems GmbH for our right to license the User Management Software to our customers. Approximately $68,815, or approximately 72.42% of our total cost of sales for the three months ended September 30, 2000, are attributable to the operation of X-Real's websites, whereas approximately $26,209, or 27.58%, relate to the sale of licenses to our software. Approximately $330,756, or approximately 59.42% of our total cost of sales for the nine months ended September 30, 2000, are attributable to the operation of X-Real's websites, whereas approximately $225,896, or approximately 40.58%, relate to the sale of our software.

     Our management expects that our cost of sales relating to X-Real's websites which is to be reflected in our financial statements is likely to decrease if the Infobridge Investment is completed, since in all likelihood we would own only slightly more than 50% of X-Real's stock thereafter and, consequently, would participate only in approximately 50% of the cost of sales relating to X-Real's websites.

Selling, General and Administrative

     Selling, general and administrative expenses for the three and nine months ended September 30, 2000 consist primarily of legal and accounting expenses in connection with the compliance with periodic reporting requirements under the securities laws, advertising costs for X-Real's websites and certain non-recurring expenses discussed below.

     Selling, general and administrative expenses increased by approximately 31.72% from $151,359 in the three months ended September 30, 1999 to $199,371 in the three months ended September 30, 2000. For the nine months ended September 30, 2000, selling, general and administrative expenses increased substantially from $372,781 to $1,103,450, or approximately 196.00%, over the nine months ended September 30, 1999. The substantial increase in our selling, general and administrative expenses for the nine months ended September 30, 2000 is illustrated by the proportion of these expenses to our total revenues. Our selling, general and administrative expenses as a percentage of total revenues in the nine months ended September 30, 2000 were approximately 78.95% as compared to approximately 49.71% in the nine months ended September 30, 1999.

     The substantial increase in our selling, general and administrative expenses in the nine months ended September 30, 2000 is primarily attributable to the following factors and events:

     o increased legal and accounting expenses in connection with the compliance with periodic reporting requirements under the U.S. securities laws (since there is a lag in billing us for legal services, the bills we have actually received may not reflect all costs of this type which we may incur);

     o    increased advertising expenses relating to X-Real's websites; and

     o the payment of certain non-recurring expenses incurred by us during the three months ended June 30, 2000 in connection with (i) the redesign and relaunch of three of X-Real's websites, (ii) the termination of an agreement between X-Real and Alice Jay Productions, Inc. and (iii) the payment of commissions to certain freelance workers employed by X-Real.

Depreciation and Amortization

     For the three months ended September 30, 2000, depreciation and amortization expenses decreased from $68 to $57 over the three months ended September 30, 1999. For the nine months ended September 30, 2000, depreciation and amortization expenses decreased from $204 to $171 over the nine months ended September 30, 1999.

Bad Debt Expense

     For the three and nine months ended September 30, 2000, we recorded a bad debt expense in the amount of $273,155. The bad debt expenses resulted from the write off of all receivables due from Cyberotic Media AG to X-Real as of September 30, 2000. See also "--Liquidity and Capital Resources." No bad debt expense was recorded in the three and nine months ended September 30, 1999.

     LIQUIDITY AND CAPITAL RESOURCES

     We have been and are currently financing our operations primarily through cash generated from operating activities. As discussed below, our company has faced, and is still experiencing, liquidity problems.

     Net cash provided by (used in) operating activities was $(192,206) and $61,175 in the nine months ended September 30, 2000 and September 30, 1999, respectively, and decreased substantially primarily due to a substantial decrease in net income before taxes. Net cash provided by (used in) financing activities was $250,000 and $(11,515) for the nine months ended September 30, 2000 and September 30, 1999, respectively, and increased primarily due to the receipt of the first tranche of the Infobridge Investment in March 2000. We had cash and cash equivalents of $49,664 at September 30, 1999 compared to cash and cash equivalents of $115,328 at September 30, 2000. At September 30, 1999, September 30, 2000 and May 10, 2001, no unused lines of credit were available to our company.

     Our cash flow in the three months ended September 30, 2000 was affected by delays in the receipt of payments from Cyberotic Media AG ("Cyberotic"). Cyberotic, at that time, was the reseller of services provided by EuroDebit Systems GmbH ("EuroDebit"), the company which at that time processed and collected credit card and electronic on-line debit-entry payments from X-Real's customers. EuroDebit's services were provided to X-Real pursuant to an oral agreement between X-Real and Cyberotic. From January 2000 through December 2000, funds collected from X-Real's customers in an aggregate amount of approximately DM 888,000 (which equals approximately $399,181 on the basis of the Federal Reserve Bank of New York May 10, 2001 noon buying rate of Euro 1 = $0.8792 and the fixed exchange rate of Euro 1 = DM 1.95583) were not transferred to X-Real within the time frame provided for in the oral agreement between X-Real and Cyberotic. The delay in transferring such funds was caused by liquidity problems at Cyberotic and its subsequent insolvency. Prior to Cyberotic's insolvency, X-Real permitted Cyberotic to defer the payments due to X-Real. At September 30, 2000 and May 10, 2001, X-Real had past due receivables due from Cyberotic in an amount of approximately DM 607,372 (which equals approximately $273,031 on the basis of the Federal Reserve Bank of New York May 10, 2001 noon buying rate of Euro 1 = $0,8792 and the fixed exchange rate of Euro 1 = DM 1.95583) and approximately DM 888,000 (which equals approximately $399,181 on the basis of the Federal Reserve Bank of New York May 10, 2001 noon buying rate of Euro 1 = $0.8792 and the fixed exchange rate of Euro 1 = DM 1.95583), respectively. EuroDebit ceased processing and collecting credit card and electronic on-line debit-entry payments for X-Real on December 15, 2000, at which time all of its assets were acquired by Pay@EuroDebit GmbH (formerly known as E-Click Net Commerce GmbH). Since that time, all such payments have been processed and collected for X-Real by Pay@EuroDebit GmbH based on an oral agreement between X-Real and Pay@EuroDebit GmbH. EuroDebit is also currently in insolvency proceedings in Germany, and our management does not expect that any amounts due to X-Real from Cyberotic will be recoverable. Therefore, all receivables due to X-Real from Cyberotic have been written off. In addition, it has come to our management's attention that the receiver appointed in connection with the insolvency proceedings involving Cyberotic has reserved the right to demand repayment of funds previously paid to X-Real. Our management, based on advice from our legal counsel in Germany, believes that there is no basis for such claims and intends to vigorously defend X-Real against any such claims. EuroDebit is a 90% owned subsidiary of EuroDebit Systems, Inc., a company of which Messrs. Kriependorf, Kamp and Cordt are the principal shareholders. Mr. Kamp was the Chief Financial Officer of EuroDebit Systems, Inc. until November 2000 and is still the managing director of EuroDebit. Cyberotic is a company owned and controlled by Messrs. Kamp and Cordt; Mr. Kriependorf is the chairman of Cyberotic's supervisory board. See "--Consolidated Results of Operations--Revenues--User Management Software Revenues" above for a description of the relationship of Messrs. Kriependorf, Kamp and Cordt to our company.

     Although Pay@EuroDebit started processing and collecting electronic on-line debit-entry and credit card payments from X-Real's customers on December 15, 2000, only one payment in the amount of DM 56,000 (which equals approximately $25,357 on the basis of the Federal Reserve Bank of New York April 11, 2001 noon buying rate of Euro 1 = $0.8856 and the fixed exchange rate of Euro 1 = DM 1.95583) has been received so far, on April 11, 2001. At this time, X-Real has past due receivables due from Pay@EuroDebit GmbH in an aggregate amount of approximately DM 456,000 (which equals approximately $204,985 on the basis of the Federal Reserve Bank of New York May 10, 2001 noon buying rate of Euro 1 = $0.8792 and the fixed exchange rate of Euro 1 = DM 1.95583). Our management is in discussions with Pay@EuroDebit GmbH in an attempt to obtain the overdue payments to X-Real. No legal proceedings have yet been initiated against Pay@EuroDebit GmbH. However, our management is discussing these issues with our attorneys in Germany. Although Pay@EuroDebit GmbH currently provides services to X-Real at approximately the same price as such services were previously provided by Cyberotic and EuroDebit, the price for such services is likely to increase in the near future. There is also a risk that Pay@EuroDebit could decide to discontinue providing services to X-Real, in particular if we were to initiate legal proceedings against them for their failure to timely transfer collected funds to X-Real. While our management has already identified other companies which could provide processing and collection services to X-Real at the current cost level, the change from Pay@EuroDebit GmbH to a new processing company could be difficult or even impossible to achieve because of the following circumstances: Pay@EuroDebit GmbH has in its possession unique electronic data containing information about X-Real's customers. This data is essential for the processing and collection of recurring payments from X-Real's customers. Our management believes that this data is the property of our company. However, if Pay@EuroDebit GmbH would refuse to provide or delay the provisions of this data to us or a new processing company selected by us, it might not be possible, for an indefinite period of time, to process continuing payments to be made by existing customers of X-Real. If this were to occur, it could have a material adverse effect on our business, revenues, operating results and financial condition.

     Our current assets increased by $138,049, or approximately 52.88%, from $261,046 at September 30, 1999 to $399,095 at September 30, 2000, while our current liabilities increased by $742,912, or approximately 509.3%, from $145,868 to $888,780, over the same period. The increase in current assets was primarily attributable to an increase in cash and accounts receivable generated by our operations. The increase in our current liabilities was primarily due to an increase in accrued expenses and accounts payable resulting from our operations. At December 31, 1999 our current assets and liabilities were $445,646 and $403,318, respectively. Based on the foregoing, our working capital at September 30, 2000 decreased to $(489,685) from $42,950 at September 30, 1999. Our fixed assets at September 30, 1999 and 2000 consisted of office equipment valued at $644 and $451, respectively.

     Due to the decrease in the amount of cash available to us and in our working capital, our company has faced, and is still experiencing liquidity problems and, consequently, has not been able to make timely payments to all of our creditors. As of September 30, 2000 and May 10, 2001, we had past due payables in the amount of approximately $136,000 and $120,000, respectively. Among the creditors which we have not been able to pay on a timely basis are our auditors and the accounting firm which assisted us in preparing our financial statements as well as our legal advisers. This has resulted in delays in the preparation and completion of our interim financial statements for the periods ended September 30, 2000 and our financial statements for the fiscal year ended December 31, 2000. Due to these delays, we have been unable to file on a timely basis complete reports with the United States Securities and Exchange Commission (the "Commission") for the quarterly period ended September 30, 2000 and the fiscal year ended December 31, 2000. There is a risk that the Commission might commence enforcement proceedings against us because of this failure, in particular if we should be unable to file or amend delinquent reports in a timely manner or if we should continue to fail complying with our periodic filing obligations. There is also a risk that the NASD, based on NASD Rule 6530, will determine that our shares are no longer eligible for quotation on the OTC Bulletin Board, if we do not file all of our delinquent reports with the Commission or if we should continue failing to comply with our periodic filing obligations. As previously reported, effective April 16, 2001, the OTC Bulletin Board changed our trading symbol from "QSSY" to "QSSYE" to indicate that our common stock trading under this symbol will be ineligible for quotation and subject to removal from the OTC Bulletin Board in thirty calendar days after such date if the NASD does not receive information that we are current in our public reporting obligations.

     Our management believes that our liquidity problems in the three and nine months ended September 30, 2000 were primarily caused by the following factors, which have been discussed above in more detail:

     o    slow sales of our software;

     o substantially increased operating expenses for the nine months ended September 30, 2000; and

     o delays in the receipt of payments from the company which in the three and nine months ended September 30, 2000 processed and collected electronic on-line debit-entry and credit card payments from X-Real's customers.

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

     o We plan on escalating our efforts (e.g., by attending additional tradeshows) to sell additional licenses to our software to increase the amount of our revenues.

     o We plan to take steps to ensure and, if necessary, enforce the timely payment of balances due from the company which processes and collects credit card and electronic on-line debit-entry payments from X-Real's customers.

     o We would also consider raising funds by issuing and selling, publicly or privately, additional equity securities to one or more interested purchasers if this opportunity were to arise. On April 11, 2001, we filed a Current Report on Form 8-K, in which we reported that we have offered to acquire all shares of Partner Air Plc. The information set forth in our April 11, 2001 Form 8-K is hereby incorporated herein by reference.

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

                                     PART II
                                OTHER INFORMATION

Item 5.  Other Information.

     CHANGES IN OUR BOARD OF DIRECTORS

     As previously reported, on March 26, 2001, Olaf Cordt resigned from our board of directors. At a special meeting held on March 26, 2001, our board of directors voted to fill the vacancy by electing Mr. Hans Ludger Kuhnen to the board. Mr. Kuhnen is a director of Partner Air Plc. and the managing director of Partner Air GmbH, an affiliate of Partner Air Plc. See also Part I, Item 2 "Management's Discussion and Analysis" under the subheading "Liquidity and Capital Resources" (last bullet point immediately preceding the last paragraph under this subheading).

     OFFICE RELOCATION

     In April 2001, our offices were relocated to new premises at Boettger Str. 25, 40789 Monheim, Germany, which consist of approximately 350 square meters of office space. We share this office with ITraffic GmbH, which rents it from Hiller & Maldaner Alu-Profiltechnik GmbH, and Q-Seven System GmbH. Q-Seven Systems GmbH pays a fee to ITraffic GmbH for the use of the office space. We do not pay a fee to ITraffic GmbH or Q-Seven Systems GmbH for the use of the office space. Q-Seven Systems GmbH is a company owned by Messrs. Kriependorf, Kamp and Cordt, of which Mr. Kriependorf is the managing director. ITraffic GmbH is a company owned by Messrs. Kamp and Cordt, of which Mr. Cordt is the managing director. See also Part I, Item 2 "Management's Discussion and Analysis" under the subheading "Consolidated Results of Operations--Revenues--User Management Software Revenues" for a description of the relationship of Messrs. Kriependorf, Kamp and Cordt to our company.

     Our direct and indirect subsidiaries Q-Seven Nevada and X-Real share with us our new office space. We do currently not intend to rent our own office space. The lack of any own facilities for our operations may work to our detriment in the future. There can be no assurance that ITraffic GmbH and Q-Seven Systems GmbH will continue to provide office space to us at no charge.

     SALE OF TWO OF X-REAL'S WEBSITES

     Until the end of March 2001, X-Real operated six adult entertainment websites. At that time, the results of a performance review that X-Real had conducted for all of its websites revealed that two of the websites were not profitable. These two websites were shut down by X-Real at the end of March 2001. At the beginning of April 2001, X-Real entered into an oral agreement with a webmaster who had offered to acquire these two websites in consideration of the webmaster's payment of certain liabilities incurred by X-Real in connection with the operation of these two websites in the period from December 2000 through the time they were shut down, in an aggregate amount of approximately $58,000.

     CHANGE OF SERVICE PROVIDER FOR X-REAL

     During the three months ended September 30, 2000, all webdesign, server hosting, programming and content delivery services were provided to X-Real by Cyberotic Media AG for a fee of approximately $30,000 per month. From January 2001 through March 2001, such services have been provided to X-Real by Q-Seven Systems GmbH for a fee of approximately $10,000 per month. Since that time, these services have been and are still being provided to X-Real by ITraffic GmbH for a fee of approximately $10,000 per month. Cyberotic Media AG, against which insolvency proceedings have been initiated in Germany in January 2001, is a company owned and controlled by Messrs. Kamp and Cordt; Mr. Kriependorf is the chairman of Cyberotic Media AG's supervisory board. Q-Seven Systems GmbH is a company owned by Messrs. Kriependorf, Kamp and Cordt, of which Mr. Kriependorf is the managing director. ITraffic GmbH is a company owned by Messrs. Kamp and Cordt, of which Mr. Kamp is the managing director. See also Part I, Item 2 "Management's Discussion and Analysis" under the subheading "Consolidated Results of Operations--Revenues--User Management Software Revenues" for a description of the relationship of Messrs. Kriependorf, Kamp and Cordt to our company.

     OTHER DEVELOPMENTS AFTER SEPTEMBER 30, 2000

     In order to make its relevance clearer, certain information regarding events which occurred after September 30, 2000 is set forth in Item 2 "Management Discussion and Analysis" of Part I of this report under the subheadings "Consolidated Results of Operations--User Management Software Revenues," "Consolidated Results of Operations--Adult Entertainment Revenues" and "Liquidity and Capital Resources" and is incorporated herein by reference into this Item 5 of Part II of this report.

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

(b)  Reports on Form 8-K

     We did not file any Current Report on Form 8-K in the three months ended September 30, 2000. We filed a Current Report on Form 8-K on April 11, 2001, in which we reported information under Items 1, 5 and 7.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 14, 2001                           /s/ Philipp S. Kriependorf
                                              ---------------------------
                                              Philipp S. Kriependorf
                                              President, Chief Executive Officer
                                              and Chief Financial Officer