Form 10KSB
period 2000-12-31
Q SEVEN SYSTEMS INC
filed 2001-09-07
CIK 1033504

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------


                                   FORM 10-KSB

(Mark One)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2000

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number: 333-6440

                              Q-SEVEN SYSTEMS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  Utah                                  87-0567618
     (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)

 Boettgerstr. 25, 40789 Monheim, Germany            011-49-2173-683350
(Address of Principal Executive Offices)        (Issuer's Telephone Number)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 Par Value Per Share
                                (Title of Class)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |X|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended December 31, 2000 were $1,766,395.

     As of December 8, 2000, the aggregate market value of voting stock held by non-affiliates of the issuer based upon the closing price for the issuer's common stock of $0.875 on such date, as quoted on the OTC Bulletin Board service, was approximately $4,025,000 (calculated by excluding shares owned beneficially by directors and officers of the issuer).

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of September 4, 2001 was 12,500,000.

     Transitional Small Business Disclosure Format: YES |_| NO |X|

--------------------------------------------------------------------------------

                                     PART I

Item 1. Description of Business.

                              Business Development

          Q-Seven Systems, Inc., formerly known as Downstream Incorporated - DSI (collectively with the subsidiaries specified in Exhibit 21.1, unless otherwise noted or required by the context, "our company," "we" or "us"), was incorporated in November 1996 under the laws of the State of Utah. In July 1997, we completed a public offering of our common stock, in which we issued to the public 1,034,000 shares of our common stock, par value $.001 per share. On May 24, 1999, our company and the shareholders of Q-Seven Systems, Inc., a Nevada corporation ("Q-Seven Nevada"), entered into an Agreement and Plan of Share Exchange pursuant to which our company acquired from Messrs. Kriependorf, Kamp and Cordt 100% of the issued and outstanding shares of Q-Seven Nevada in exchange for 7,900,000 newly issued shares of our common stock. Messrs. Kriependorf, Kamp and Cordt are now the principal shareholders and officers of our company. Messrs. Kriependorf and Kamp are also directors of our company. Mr. Cordt was a director of our company until March 26, 2001. See also Item 12, "Certain Relationships and Related Transactions." On June 10, 1999, we changed our name from Downstream Incorporated - DSI to Q-Seven Systems, Inc. On October 29, 1999, we filed with the Securities and Exchange Commission (the "Commission") a registration statement on Form 8-A to register our common stock under Section 12(g) of the Securities Exchange Act of 1934. As described in our Current Report on Form 8-K filed on April 11, 2001, which is incorporated herein by reference, we have recently offered to acquire shares of Partner Air Plc. See also Item 11, "Security Ownership of Certain Beneficial Owners and Management--Change in Control Arrangements."

                               Business of Issuer

          PRODUCTS AND SERVICES

          Our company currently engages directly and through our subsidiaries, Q-Seven Nevada and X-Real Intertainment Inc. Ltd., a company organized under the laws of the Bahamas ("X-Real"), in two lines of Internet related businesses:

          o    the sale of licenses to the Q-Seven User Management Software; and

          o    the operation of Internet adult entertainment websites.

Q-Seven User Management Software

          We sell licenses relating to a modulized software suite, the Q-Seven User Management Software (the "User Management Software" or "our software"), that allows Internet content providers to build, operate and manage Internet environments, especially entertainment environments. Our software consists of different modules which can be combined and customized to provide Internet solutions for our customers' specific needs. The User Management Software has been developed and is owned by Q-Seven Systems GmbH which has granted us the exclusive right to license the User Management Software. Q-Seven Systems GmbH is not a subsidiary of our company but is owned by Messrs. Kriependorf, Kamp and Cordt. See Item 12, "Certain Relationships and Related Transactions." Customers to whom we license our software pay us a fee for the grant of such licenses and the use of our software. Our customers usually make a down payment on the license fee at the time we grant them a license. The remainder of the license fee is usually payable by our customers in equal installments over a period of one to two years.

          Q-Seven Systems GmbH delivers the User Management Software to our customers and installs and configures it on our customers' servers. These services are included in the license fee that our customers pay to us. Q-Seven Systems GmbH provides these services to our customers at no charge to us other than the portion of our fee that we must pay to them for our own license.

          The User Management Software is a modulized software suite which can be used to distribute or sell products and services and collect payments for those products and services through the Internet, and which offers users a system for the backend administration of various types of e-commerce sites on the Internet. The following modules of our software are currently available for licensing to our customers:

          o the Q-7 User Account Management Server--this is the central module of every Internet environment that uses our software, which manages not only the accounts of each user who uses our customers' websites but also each user's account balances and other information;

          o the Q-7 Billing Module--this is the interface between the Q-7 User Account Management Server and the online payment system that our customers uses (currently the Q-7 Billing Module supports credit card and electronic on-line debit-entry payment mechanisms provided by Pay@EuroDebit GmbH, ePayment Solutions, and Surefire Inc.);

          o the Q-7 Casino Module--this is a module that allows online casino operators to create and manage online casinos and offers a variety of online games; and

          o the Q-7 Auction Module--this is a module that allows Internet content providers to host Internet auctions on their websites while utilizing other components of our software.

          These modules can be combined and customized by Internet content providers into any kind of commercial online entertainment, shopping or service system, including online gaming and adult entertainment, to service and handle user administration and online transactions.

          Our software is designed to allow Internet service providers to administer their sites and manage the users of their sites; it also provides an interface to secure online payment systems. The User Management Software provides frequent and, management believes, accurate feedback to the administrator of a website regarding the customers of such website and their activities. Our software can quickly be integrated into existing Internet environments and allows Internet service providers to keep up with the rapid pace of technological change in the Internet. The User Management Software is designed for the use with standard webbrowsers by non-computer professionals. Our management believes that our software is so easy to use that even non-computer professionals can administer a system that utilizes our software.

Internet Adult Entertainment

          Our indirect subsidiary X-Real currently owns and operates four adult entertainment websites, which are exclusively directed to viewers in Germany. These websites generate revenues by charging a fee to viewers who access these websites. Until the end of March 2001, X-Real operated six adult entertainment websites. At that time, the results of a performance review that X-Real had conducted for all of its websites revealed that two of the websites were not profitable. These two websites, which operated both on a subscription and non-subscription basis, were shut down by X-Real at the end of March 2001. At the beginning of April 2001, X-Real entered into an oral agreement with a webmaster who had offered to acquire the two websites that were shut down by X-Real in consideration of the webmaster's payment of certain liabilities in an aggregate amount of approximately $58,000 incurred by X-Real in connection with the operation of these two websites in the period from December 2000 through the end of March 2001.

          During our fiscal year ended December 31, 2000, four of X-Real's websites operated on a subscription basis. Subscribers to these sites paid X-Real a monthly membership fee. X-Real's two other websites operated on both a subscription and non-subscription basis. Certain areas of those websites were accessible to subscribing members only; other areas were accessible also to non-members, who paid a fee based on the amount of time they spend viewing the site.

          During our fiscal year ended December 31, 2000, X-Real's customers could settle charges for X-Real's services provided to them either by credit card or electronic on-line debit-entry payment. Customers had to provide the information necessary to process these types of payments. In April 2001, X-Real began offering a new payment option for two of its websites. A customer or potential new customer of these websites can now request to be billed for the charges he incurs by using these websites and will regularly receive invoices from X-Real via e-mail. Invoices are payable by the customer through wire transfer. If a customer fails to pay an invoice within a certain time period, his access to the websites will be terminated and proceedings to enforce the overdue invoice will be initiated if certain criteria are met. The advantage of the new payment option for customer is that they do not have to transmit sensitive information, such as credit card or bank account information, over the Internet, which is necessary to process credit card or electronic on-line debit-entry payments. A substantial number of new customers have already selected the new payment option. Advantages for our company include the low costs that this payment option involves for X-Real as well as the elimination of charge-back risks. The software for the new payment option, which is still under development, has been developed by ITraffic GmbH and is currently provided to X-Real at no charge. Management believes that X-Real is the first adult entertainment company serving the German market to offer this type of payment option. See also Item 12, "Certain Relationships and Related Transactions," for information on ITraffic GmbH, which is an affiliate of our company as well as of Messrs. Kamp and Cordt.

          In the period since December 31, 1999, webdesign, server hosting, programming and content delivery services have been provided to X-Real by Alice Jay Productions Inc. (until March 2000), Cyberotic Media AG (until January
2001), Q-Seven Systems GmbH (from January through March, 2001) and ITraffic GmbH (since March 2001). Until December 31, 2000, services relating to the collection of credit card and electronic on-line debit-entry payments made by X-Real's customers were provided by EuroDebit Systems GmbH and resold to X-Real by Cyberotic Media AG. Since December 2000, these collection services have been and are still being provided to X-Real by Pay@EuroDebit GmbH. See also Item 12, "Certain Relationships and Related Transactions." Since March 2001, content for one of X-Real's websites and advertising for this website has been directly provided to X-Real by Mr. Akim Fernandez pursuant to an oral agreement between Mr. Fernandez and X-Real. Mr. Fernandez, in consideration for his content delivery and advertising services, receives on a monthly basis 80% of the revenues generated by the website net of cost of sales.

          COMPETITION

Gaming Software Products and Services

          The Q-7 Casino Module has been the best selling component of our software. However, sales of the casino module declined during the fiscal year ended December 31, 2000 due to increased competition in the market for online gaming software and services. We are faced with many current and potential competitors in this market which have far greater resources than our company. The market for online gaming software has become increasingly competitive with new competitors entering this market at a rapid pace. Our management expects the number of companies offering online gaming software products and services to increase further.

          Our management believes that our main competitors in the area of online gaming software and services are Starnet Communications International Inc., a Delaware corporation, Boss Media AB, a Swedish company, Microgaming, a South African company, and CryptoLogic Inc., a Canadian company.

         Many of our competitors focus on the development and delivery of gaming software which is designed to run on our competitors servers, requiring customers to (i) acquire a gaming license in the jurisdiction where such servers are located, (ii) pay high set up fees and (iii) share their gaming revenues with the gaming software vendor. In contrast, our gaming software products run on our customer's own servers and our customers only pay us a fixed license fee which is not linked to the gaming revenues. Our management believes that these factors could make our software more attractive to potential customers.

Adult Entertainment

          The competition in the area of adult entertainment websites directed at the German market is steadily increasing. X-Real's sites were some of the first to enter this market, and our management believes that some of X-Real's websites have achieved significant brand recognition in Germany. Although the number of competitors in this area is increasing, our management believes that X-Real is capable of maintaining and perhaps extending its market position in Germany.

         PROPRIETARY RIGHTS

          Currently, neither Q-Seven Systems GmbH nor we own any patents or other registered intellectual property rights regarding the User Management Software. Our Management believes that Q-Seven Systems GmbH will apply for the registration of such intellectual property rights. The marks "Q-Seven Systems" and "Q-7" are currently not protected in the United States by any trademarks. Q-Seven Systems GmbH owns registered trademarks in Germany and the European Union concerning the name "Q-Seven Systems" and the "Q-7" logo. We own the rights to the Internet domain names "www.q-seven.com" and "www.q-seven.net." Q-Seven Systems GmbH owns the rights to the Internet domain name "www.q-seven.de." We do not own any registered intellectual property rights regarding the name "X-Real." X-Real owns the rights to the domain names of the websites that it owns and operates and certain additional domain names.

          The lack of patent and trademark registrations with regard to key components of our business operations may work to our detriment in the future. If competitors of our company develop software that is like ours in a legally relevant sense, we may not be able to protect our products against such imitations.

          Our management believes that our products and services do not infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against our company in the future with respect to current or future features or contents of services or products or that any such assertion may not result in litigation or require our company or Q-Seven Systems GmbH to enter into royalty arrangements. Any assertion of infringement claims against our company or Q-Seven Systems GmbH could have a material adverse effect on our business, revenues, operating results and financial condition.

         RESEARCH AND DEVELOPMENT

          We have not spent any amounts on research or the development of our software because our software has been developed and the rights to our software are owned by Q-Seven Systems GmbH. All research and development activities with respect to our software are conducted by Q-Seven Systems GmbH, which also bears all costs and expenses in connection therewith. Q-Seven Systems GmbH spent on research and development with respect to our software approximately DM 1,500,000 (which equals approximately $772,306 on the basis of the Federal Reserve Bank of New York December 31, 1999 noon buying rate of Euro 1 = 1.0070 and the fixed exchange rate of Euro 1 = DM 1.95583) from its inception in February 1999 through December 31, 1999 and approximately DM 1,500,000 (which equals approximately $720,001 on the basis of the Federal Reserve Bank of New York December 29, 2000 noon buying rate of Euro 1 = 0.9388 and the fixed exchange rate of Euro 1 = DM 1.95583) during the twelve months ended December 31, 2000. Since January 2001, Q-Seven Systems GmbH has been in the process of converting the gaming module of the User Management Software into the C++ programming language, the use of which significantly reduces download times and allows us to add new features using DirectX(C), a program that improves graphical effects. Since January 2001, Q-Seven Systems GmbH has also been working on a new application for the administration of the user management portion of the User Management Software. No assurance can be made that any of these projects will be completed or that the completion of any of these projects will have any positive effect on our business. See Item 12, "Certain Relationships and Related Transactions," for a description of our relationship with Q-Seven Systems GmbH.

          X-Real has never conducted any research or development activities regarding its business and, consequently, has not spent any significant amounts on such activities. In April and May, 2000, X-Real spent approximately $100,000 to redesign and relaunch three of its websites. One of its websites now serves as a portal site from which the other websites can be accessed.

          GOVERNMENTAL REGULATIONS

Internet Gaming

          Numerous jurisdictions impose licensing requirements or other restrictions on, or even ban, the operation, or the utilization of the services, of online casinos in their territory. Our company does not operate online casinos, but only provides the software that enables our customers to operate online casinos. The casino software module that we license to our customers as well as the other parts of our software are installed and operated on our clients' servers and not on any servers or systems that belong to us or Q-Seven Systems GmbH. Consequently, our management believes that our company is not directly affected by laws and regulations prohibiting or restricting Internet gaming and the operation of online casinos. However, there is a high degree of uncertainty regarding the scope and the potential addressees of Internet gaming regulations, and regulators could take the position that our business falls within the scope of such regulation and initiate enforcement actions against us. In addition, Internet gaming regulation could change in the future and the laws could be tightened, which could affect our ability to license our casino software module. If criminal or civil proceedings were initiated against us or the licensees of our casino software module in jurisdictions that prohibit or restrict Internet gaming, such proceedings could involve substantial litigation expenses, penalties, fines, diversion of the attention of our key executives, injunctions or the invocation of other prohibitions against us or the licensees of the casino module of our software. Such proceedings, their results and the uncertainty surrounding the regulation of Internet gaming in general could have a material adverse effect on our business, revenues, operating results and financial condition. Our management believes that the sale of licenses to our software, including the casino module, is in accordance with currently applicable U.S. Federal and State laws.

          On May 10, 2000, the House Banking Committee Chairman James A. Leach (R-Iowa) and the committee's ranking Democrat, Rep. John J. LaFalce (N.Y.), introduced legislation, the Internet Gambling Funding Prohibition Act (H.R.
4419), that would prohibit the use of credit cards, checks, or electronic fund transfers in internet gambling. The bill, intended to complement the Internet Gambling Prohibition Act (H.R. 3125), which the House Judiciary Committee approved in April 2000, would extend a current ban on gambling over telephone lines to the Internet. The House Banking Committee approved on June 28, 2000 the Internet Gambling Funding Prohibition Act (H.R. 4419) with an amendment offered by Rep. John E. Sweeney (R-N.Y.), applying the restrictions only to betting that is unlawful under state or federal law. The House voted on the Internet Gambling Prohibition Act (H.R. 3125) on July 17, 2000. It was considered under a suspension rule, which meant that it required a two-thirds majority to pass. It failed by a vote of 245 to 159. The bill's sponsor Rep. Bob Godlatte (R-Virginia) said he expects it to be returned to the floor soon under rules that require a simple majority for passage. On February 12, 2001, Mr. Leach reintroduced legislation, the Unlawful Internet Gambling Funding Prohibition Act (H.R. 556), which is substantially similar to H.R. 4419. H.R. 556 has been referred to the House Financial Services Committee and the House Judiciary Committee. On July 20, 2001, Mr. LaFalce introduced legislation, the Internet Gambling Payments Prohibition Act (H.R. 2579). H.R. 2579 has been referred to the House Financial Services Committee and the House Judiciary Committee. If any of these bills were enacted, it could affect our customers' interest in our gaming module software and could have a material adverse effect on our business, revenues, operating results and financial condition.

Internet Adult Entertainment

          Numerous jurisdictions prohibit and restrict the operation of adult entertainment websites. As users of the Internet are located around the globe, there is uncertainty regarding which government has jurisdiction to regulate various aspects of the Internet industry. Although X-Real's websites are exclusively directed at the German market and believed by our management not to violate any German laws or regulations, regulators from other jurisdictions could take the position that X-Real's websites fall within the scope of regulations regarding adult entertainment websites imposed by their jurisdiction and initiate enforcement actions against X-Real. In addition, the regulations in Germany regarding adult entertainment websites could change in the future and laws could be tightened, which could affect X-Real's ability to offer its services to the German market. If criminal or civil proceedings were initiated against X-Real in jurisdictions that prohibit or restrict the operation of adult entertainment websites, such proceedings could involve substantial litigation expenses, penalties, fines, diversion of the attention of our key executives, injunctions or the invocation of other prohibitions against us. Such changes, proceedings and their results, and the uncertainty surrounding the regulation of the operation of Internet adult entertainment websites in general could have a material adverse affect on X-Real's and our business, revenues, operating results and financial condition. Our management believes that the operation of X-Real's adult entertainment websites does not violate currently applicable U.S. Federal and State laws.

          German regulators impose strict regulations on the content of adult entertainment websites. An organization with the name Jugendschutz.net has been formed in Germany which tries to ensure that minors will not be able to gain access to adult content of webpages. X-Real cooperates with Jugendschutz.net as well as with German regulators to maintain a process for its websites that ensures that only adults are able to gain access to the restricted areas of those websites. Our management believes that the content of X-Real's websites complies with German law and that the areas of X-Real's webpages which are accessible for every viewer comply with German as well as U.S. Federal and State laws and are suitable for every viewer.

          Our management believes that the restricted areas of X-Real's websites can only be accessed by German citizens, because every viewer who wishes to visit the restricted areas of X-Real's websites is required to enter certain personal information from his/her official German ID card. X-Real uses a verification process (the "Verification Process") to ensure that only German adults can gain access to the restricted areas of its websites. This process was developed in Germany with the help of the German authorities that issue the official German ID cards and was provided to X-Real by Cyberotic Media AG until January 2001. Since that time, the Verification Process has been provided to X-Real by Pay@EuroDebit GmbH. See Item 6, "Management's Discussion and Analysis--Liquidity and Capital Resources," for additional information regarding Pay@EuroDebit GmbH, and Item 12, "Certain Relationships and Related Transactions," for information on Cyberotic Media AG. The Verification Process requires every person who would like to gain access to the restricted areas of X-Real's websites to first register with X-Real as a member and pay a certain membership fee to X-Real. One step in the registration process requires the potential new member to enter the ID card number from his/her official German ID card. This 26 digit number is based on a certain logical format and includes various coded information, including the holder's date of birth. The ID card number also contains certain verification digits that are based on a mathematical algorithm. The Verification Process allows to decode the date of birth from the ID number and check, based on the verification digits, the plausibility of the ID card number that was provided. A potential new member who enters an ID card number that is not plausible or was issued to a person who is too young to be allowed access to the websites will automatically be rejected as a new member.

          EMPLOYEES

          Neither our company nor any of our subsidiaries has currently any employees. All of our and our subsidiaries' business operations are conducted by using the services of other companies for which we pay those companies. Some of the companies that provide or have provided services to us and our subsidiaries are affiliated with us. See Item 12, "Certain Relationships and Related Transactions."

          During the twelve months ended December 31, 2000, services in connection with the sale of licenses to our software were provided by employees of Q-Seven Systems GmbH. We did not pay a fee for these services to Q-Seven Systems GmbH other than the royalty fee that we pay to them for our right to license the User Management Software to our customers. See also Item 12, "Certain Relationships and Related Transactions."

          During the twelve months ended December 31, 2000, webdesign, server hosting, programming and content delivery services were provided to X-Real by Cyberotic Media AG pursuant to an oral agreement and a written agreement dated March 6, 2000 and until March 2000 by Alice Jay Productions Inc. pursuant to an oral agreement. X-Real paid to Cyberotic Media AG a fee of approximately DM 494,000 (which equals approximately $237,120 on the basis of the Federal Reserve Bank of New York December 29, 2000 noon buying rate of Euro 1 = 0.9388 and the fixed exchange rate of Euro 1 = DM 1.95583) and to Alice Jay Productions Inc. approximately DM 263,000 (which equals approximately $126,240 on the basis of the Federal Reserve Bank of New York December 29, 2000 noon buying rate of Euro 1 = 0.9388 and the fixed exchange rate of Euro 1 = DM 1.95583 and includes a fee for the termination of our agreement with Alice Jay Production Inc.). From January 2001 through March 2001, such services were provided to X-Real by Q-Seven Systems GmbH pursuant to an oral agreement for a fee of approximately $10,000 per month. Since that time, these services have been and are still being provided to X-Real by ITraffic GmbH pursuant to an oral agreement for a fee of approximately $10,000 per month. In the period from December 31, 1999 to December 31, 2000, services relating to the collection of credit card and electronic on-line debit-entry payments made by X-Real's customers were provided by EuroDebit Systems GmbH and resold to X-Real by Cyberotic Media AG. EuroDebit Systems GmbH charged for these services fees in the amount of approximately $291,000, which amount was withheld from the funds transferred by EuroDebit Systems GmbH to Cyberotic Media AG for release to X-Real. In addition, EuroDebit Systems GmbH withheld approximately $116,000 for charge-backs. Since December 2000, these collection services have been and are still being provided to X-Real by Pay@EuroDebit GmbH pursuant to an agreement dated July 13, 2001. See also
Item 12, "Certain Relationships and Related Transactions," for a description of our relationship with Cyberotic Media AG, Alice Jay Productions Inc., Q-Seven Systems GmbH, and ITraffic GmbH, and Item 6, "Management's Discussion and Analysis--Liquidity and Capital Resources," for additional information about Pay@EuroDebit GmbH.

Item 2. Description of Property.

          Our company does not own any real property. From August 1999 through April 2001, our headquarters were located at Mittelstr. 11-13, 40789 Monheim, Germany, and consisted of approximately 430 square meters of office space. We shared this space with Q-Seven Systems GmbH, which rented it from Mediacenter Betriebsgesellschaft mbH. The office space was provided to us by Q-Seven Systems GmbH at no charge.

          In April 2001, our offices were relocated to new premises at Boettgerstr. 25, 40789 Monheim, Germany, which consist of approximately 350 square meters of office space. We share this office space with ITraffic GmbH, which rents it from Hiller & Maldaner Alu-Profiltechnik GmbH, and Q-Seven Systems GmbH. Q-Seven Systems GmbH pays a fee to ITraffic GmbH for the use of the office space. We do not pay a fee to ITraffic GmbH or Q-Seven Systems GmbH for the use of the office space. Our direct and indirect subsidiaries Q-Seven Nevada and X-Real continue to share our office space. We do currently not intend to rent our own office space. The lack of any own facilities for our operations may work to our detriment in the future. There can be no assurance that ITraffic GmbH and Q-Seven Systems GmbH will continue to provide office space to us at no charge. See also Item 12, "Certain Relationships and Related Transactions," for a description of our relationship with Q-Seven Systems GmbH and ITraffic GmbH.

Item 3. Legal Proceedings.

          There are currently no material actions, suits, proceedings or governmental investigations pending, or to the knowledge of our management, threatened against our company or any of our subsidiaries.

          It has come to our management's attention that the receiver appointed in connection with the insolvency proceedings involving Cyberotic Media AG, the company which provided services to X-Real until January 2001, has reserved the right to demand repayment of funds previously paid by Cyberotic Media AG to X-Real. The relevant funds were collected by Cyberotic Media AG/EuroDebit Systems GmbH on behalf of X-Real from X-Real's customers who made credit card or electronic on-line debit-entry payments. Our management, based on advice from our legal counsel in Germany, believes that there is no legal basis for the receiver or Cyberotic Media AG to demand repayment of such funds. Our management intends to vigorously defend X-Real against any such claim if it were brought. The receiver also reserved the right to bring claims against Mr. Kamp and Mr. Cordt, the directors of Cyberotic Media AG. Mr. Kamp is a Vice President, Treasurer and Director of our company; Mr. Cordt is our Secretary. Our management, based on advice from our legal counsel in Germany, believes that such claims would be without merit. See also Item 6, "Management's Discussion and Analysis--Liquidity and Capital Resources."

Item 4. Submission of Matters to a Vote of Security Holders.

          No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

                               Market Information

          Our common stock trades in the over-the-counter market. Prior to June 15, 1999, our common stock was quoted on the Over-The-Counter Bulletin Board (the "OTC Bulletin Board") under the trading symbol DWNS. From June 15, 1999 through May 29, 2001, our common stock was quoted on the OTC Bulletin Board under the trading symbols QSSY and QSSYE, respectively. Effective May 30, 2001, our common stock ceased being quoted on and was deleted from the OTC Bulletin Board because of our failure to file on a timely basis all reports required to be filed by Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

          Until June 1, 2001, our common stock also was quoted on the over-the-counter market of the Frankfurt Stock Exchange under the trading symbol QSV. From August 1999 through January 2000, our common stock was quoted on the over-the-counter market of the Berlin Stock Exchange.

          The following table sets forth high and low bid prices of the shares of our common stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations set forth below were provided by the OTC Bulletin Board. Since December 31, 2000, our common stock has traded as low as $.001.


For the quarter ended:          High Bid Price        Low Bid Price

March 31, 1999                          $1.375                $0.25
June 30, 1999                          $2.625*                $0.5*
                                        $5.25*                $1.5*
September 30, 1999                    $5.78125             $1.78125
December 31, 1999                       $2.875               $1.125

March 31, 2000                            $3.5                $1.25
June 30, 2000                         1.8125**             0.4375**
September 30, 2000                     $1.1875                 $0.5
December 31, 2000                      $0.7185                $0.25

--------

* The OTC Bulletin Board provided us with two sets of bid prices for this period due to the fact that our trading symbol was changed in the second quarter of 1999 from DWNS to QSSY. The first set of bid prices reflects the low and high bid prices of our common stock for the time during the second quarter of 1999 when it was traded under the symbol DWNS; the second set of bid prices reflects the low and high bid prices of our common stock for the time during the second quarter of 1999 when it was traded under the symbol QSSY.

** The OTC Bulletin Board was unable to provide us with information on the high and low bid prices of our common stock for the month of May 2000. Consequently, the prices shown for the quarter ended June 30, 2000 reflect the high and low bid prices for the months of April and June, 2000.

                                     Holders

          As of September 4, 2001, there were approximately 27 holders of record of our common stock. Some of these holders were institutions that probably were holding our stock on behalf of various beneficial owners.

                                    Dividends

          We have never paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

          The following discussion should be read in conjunction with our audited financial statements for the fiscal year ended December 31, 2000 and the notes thereto.

                       Consolidated Results of Operations

          REVENUES

          The following table and discussion highlights our revenues for the fiscal years ended December 31, 2000 and December 31, 1999:


                                                       Fiscal Year Ended               Fiscal Year Ended
                                                       December 31, 2000               December 31, 1999

Revenues from the sale of licenses to the User     $252,878            14.31%       $200,487         15.47%
Management Software
Revenues from X-Real's adult entertainment       $1,513,517            85.69%     $1,095,667         84.53%
websites
Total revenues                                   $1,766,395              100%     $1,296,154           100%

          For the fiscal year ended December 31, 2000, our total revenues increased from $1,296,154 to $1,766,395, or approximately 36.28%, over the fiscal year ended December 31, 1999. For the fiscal year ended December 31, 2000, our net loss increased from $(33,217) to $(427,656), or approximately 1,186%, over the fiscal year ended December 31, 1999.

User Management Software Revenues

          Since September 1999, we have generated revenues from the sale of licenses to our software. For the fiscal year ended December 31, 2000, revenues from the sale of licenses to our software increased from $200,487 to $252,878 over the fiscal year ended December 31, 1999.

          During the fiscal year ended December 31, 2000, we attended the following tradeshows at which we presented our software: International Casino Exhibition ICE 2000 (January 2000) in London, United Kingdom; Online Gaming Symposium (May 2000) in Montreal, Canada; and Interactive (IA) 2000 (September
2000) in New Orleans, Louisiana. Subsequently, we attended the International Casino Exhibition ICE 2001 (January 2001) in London, United Kingdom. Contacts made by our management during these tradeshows led to discussions and negotiations with potential new customers. No assurance can be made that any of these discussions and negotiations will ultimately result in the sale of new licenses to our software.

          Not all of the fees relating to the sale of licenses to our software have been paid in full. Instalment payments relating to the sale of licenses to Advanced Media Group, domincana S.A., Setec Astronomy Ltd., World Network Ltd., Global Net Gamble Limited, KGMB and Euflex AG, aggregating approximately $886,000, are not yet due. Instalment payments relating to the sale of licenses to Setec Astronomy, World Network Ltd., and Global Net Gamble Ltd., aggregating approximately $199,000, were overdue as of September 4, 2001.

Adult Entertainment Revenues

          Revenues generated by X-Real from fees charged to viewers of its adult entertainment websites increased by approximately 38.14%, from $1,095,667 in the fiscal year ended December 31, 1999 to $1,513,517 in the fiscal year ended December 31, 2000. The revenue increase was primarily attributable to increased subscriptions for X-Real's websites.

          We have previously reported that X-Real, in March 2000, received the first tranche of an investment (the "Infobridge Investment") by Infobridge International Ltd. ("Infobridge"). The balance of the Infobridge Investment in an amount of DM 500,000 (which equals approximately $226,706 on the basis of the Federal Reserve Bank of New York September 4, 2001 noon buying rate of Euro 1 = $0.8868 and the fixed exchange rate of Euro 1 = DM 1.95583), has not been paid to X-Real, although our management on February 24, 2001 requested payment from Infobridge, and X-Real has not yet issued any shares to Infobridge. After further discussions with a representative of Infobridge, our management does not expect that the second tranche of the Infobridge Investment will be paid. Based on these discussions, our management does currently not expect that we will repay to Infobridge the full amount of the first tranche. Instead, our management expects to reach an agreement with Infobridge, pursuant to which we will either repay a portion of the first tranche to Infobridge or issue a reduced number of X-Real shares to Infobridge. X-Real plans to utilize the remaining funds from the first tranche of the Infobridge Investment to improve the marketing for X-Real's services and products, including the launch of an advertising campaign for X-Real's portal site. There can be no assurance that the contemplated marketing and advertising activities will have any positive effects on X-Real's business. There is also a risk that we could be required to repay the full amount of the first tranche of the Infobridge Investment, if no agreement can be reached with Infobridge. If we would have to repay the full amount of the first tranche of the Infobridge Investment, this could have a material adverse effect on our business, revenues, operating results and financial condition. Revenues contributed by X-Real to our financial statements could decrease in the 2001 fiscal if we were to issue shares of X-Real to Infobridge, because our ownership interest and our share of X-Real's revenues would decrease.

                                Cost and Expenses

          The following table and discussion highlights our costs and expenses for our fiscal years ended December 31, 2000 and December 31, 1999:


                                                   Fiscal Year Ended                      Fiscal Year Ended
                                                   December 31, 2000                      December 31, 1999
                                                   -----------------                      -----------------
Total revenues                                     $1,766,395           100%           $1,296,154            100%

Cost of sales                                        $634,470         35.92%             $554,249          42.76%
Operating expenses:                                $1,567,317         88.73%             $743,623          57.37%
         Selling, general and
         administrative                            $1,251,406         70.85%             $743,533          57.36%
         Depreciation and
         amortization                                    $272          0.02%                  $90           0.01%
         Bad debt expense                            $315,639         16.87%                  ---             ---

Total costs and expenses                           $2,207,787        124.65%           $1,297,872         100.13%


          COST OF SALES

          Cost of sales for our fiscal year ended December 31, 2000 includes primarily costs associated with the management, operation and maintenance of X-Real's adult entertainment websites, computer and network equipment costs in connection with X-Real's servers and royalties paid to Q-Seven Systems GmbH for our right to license the User Management software. Cost of sales for the fiscal year ended December 31, 1999 includes the same items.

          For the fiscal year ended December 31, 2000, cost of sales increased from $554,249 to $634,470 over the fiscal year ended December 31, 1999, and decreased as a percentage of total revenues from approximately 42.76% to approximately 35.92%. The increase in cost of sales is primarily attributable to increased costs associated with the operation of X-Real's websites and since September 1999 the payment of a royalty fee to Q-Seven Systems GmbH for our right to license the User Management Software to our customers. For the fiscal year ended December 31, 2000, approximately $406,880, or 64.13%, of our total cost of sales were attributable to the operation of X-Real's websites, whereas approximately $227,590, or approximately 35.87%, related to the sale of licenses of our software. For the fiscal year ended December 31, 1999, approximately $373,254, or 67.34%, of our total cost of sales were attributable to the operation of X-Real's websites, whereas approximately $180,995 or 32.66% related to the sale of licenses to our software. During the fiscal year ended December 31, 2000, we paid to Cyberotic Media AG approximately DM 494,000 (which equals approximately $237,000 on the basis of the Federal Reserve Bank of New York December 29, 2000 noon buying rate of Euro 1 = $0.9388 and the fixed exchange rate of Euro 1 = DM 1.95583) and to Alice Jay Productions Inc. approximately DM 263,000 (which equals approximately $126,240 on the basis of the Federal Reserve Bank of New York December 29, 2000 noon buying rate of Euro 1 = $0,9388 and the fixed exchange rate of Euro 1 = DM 1.95583 and includes a fee in the amount of $82,000 for the termination of X-Real's agreement with Alice Jay Productions Inc. at the end of March 2000) for managing, operating and maintaining X-Real's websites. For services in connection with the collection of credit card and electronic on-line debit-entry payments from X-Real's customers, we paid to EuroDebit Systems GmbH approximately $291,000 in fees and $116,000 in connection with charge-backs; these amounts were withheld by EuroDebit Systems GmbH from the funds transferred by EuroDebit Systems GmbH to Cyberotic Media AG for release to X-Real. See also Item 12, "Certain Relationships and Related Transactions," and "--Liquidity and Capital Resources." During the same period, we paid approximately $227,590 to Q-Seven Systems GmbH in royalty fees for our right to license the User Management Software to our customers.

          SELLING, GENERAL AND ADMINISTRATIVE

          Selling, general and administrative expenses for the fiscal year ended December 31, 2000 consisted primarily of recurring legal and accounting expenses in connection with the compliance with periodic reporting requirements under the securities laws, advertising costs for X-Real's websites and certain non-recurring expenses discussed below. Selling, general and administrative expenses for the fiscal year ended December 31, 1999 consisted primarily of non-recurring legal and accounting expenses in connection with the Q-Seven Nevada Acquisition, advertising costs for X-Real's websites and recurring legal and accounting expenses in connection with the compliance with periodic reporting requirements under the securities laws.

          Selling, general and administrative expenses increased substantially by approximately 68.31% from $743,533 in the fiscal year ended December 31, 1999 to $1,251,406 in the fiscal year ended December 31, 2000. Our selling, general and administrative expenses as a percentage of total revenues in the fiscal year ended December 31, 2000 were approximately 70.85% as compared to approximately 57.36% in the fiscal year ended December 31, 1999. Approximately $959,808, or 76.70%, of our selling, general and administrative expenses during the fiscal year ended December 31, 2000 were attributable to the sale of licenses to our software, whereas approximately $291,598, or 23.30%, of such expenses were attributable to the operation of X-Real's websites. Approximately $506,976, or 68.18%, of the selling, general and administrative expenses during the 1999 fiscal year were attributable to the operation of X-Real's websites, whereas approximately $236,557, or 31.82%, of such expenses were attributable to the sale of licenses to our software.

          The substantial increase in our selling, general and administrative expenses in the fiscal year ended December 31, 2000 was primarily attributable to the following factors and events:

          o increased legal and accounting expenses in connection with the compliance with periodic reporting requirements under the U.S. securities laws (since there is a lag in billing us for legal services, the bills we have actually received may not reflect all costs of this type which we may incur);

          o    increased advertising expenses relating to X-Real's websites; and

          o the payment of certain non-recurring expenses incurred by us during the three months ended June 30, 2000 in connection with
               (i) the redesign and relaunch of three of X-Real's websites, (ii) the termination of an agreement between X-Real and Alice Jay Productions Inc. and (iii) the payment of commissions to certain freelance workers employed by X-Real.

          DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expenses increased from $90 for the fiscal year ended December 31, 1999 to $272 for the fiscal year ended December 31, 2000.

          BAD DEBT EXPENSE

          For the fiscal year ended December 31, 2000, we recorded a bad debt expense in the amount of $315,639. The bad debt expense resulted from the write off of receivables due to X-Real from Cyberotic Media AG as December 31, 2000 in the amount of $427,707 and payables due from X-Real to Cyberotic Media AG at December 31, 2000 in the amount of $112,068. The net amount of $315,639 was expensed as bad debt. Insolvency proceedings were initiated in Germany against Cyberotic Media AG in January 2001. Mr. Kamp, an officer, director and principal shareholder of our company, is an officer and a principal shareholder of Cyberotic Media AG. Mr. Cordt, an officer (and until March 2001, a director) of our company, is an officer and a principal shareholder of Cyberotic Media AG. See also "--Liquidity and Capital Resources," and Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act--Involvement in Certain Legal Proceedings." No bad debt expense was recorded in the fiscal year ended December 31, 1999.

                         Liquidity and Capital Resources

          We have been and are currently financing our operations primarily through cash generated from operating activities. As discussed below, our company has faced, and is still experiencing, liquidity problems.

          Net cash provided by (used in) operating activities was $(198,593) and $44,133 in the fiscal years ended December 31, 2000 and December 31, 1999, respectively. Net cash provided by financing activities was $250,000 and $13,397 for the fiscal years ended December 31, 2000 and December 31, 1999, respectively, and increased primarily due to the receipt of the first tranche of the Infobridge Investment in March 2000. We expect to continue financing our ongoing operations primarily through cash generated from operating activities. Our management anticipates that, after the steps described below have been implemented, cash on hand, cash provided by operating activities and cash available from the capital markets will be sufficient to fund our operations for the next twelve months.

          Our cash flow in the fiscal year ended December 31, 2000 was affected by delays in the receipt of payments from Cyberotic Media AG. Cyberotic Media AG was until December 2000 the reseller of services provided by EuroDebit Systems GmbH, the company which until December 2000 processed and collected credit card and electronic on-line debit-entry payments from X-Real's customers. EuroDebit Systems GmbH's services were provided to X-Real pursuant to an oral agreement and a written agreement dated March 6, 2000 between X-Real and Cyberotic Media AG. From January through December, 2000, funds collected by EuroDebit Systems GmbH from X-Real's customers were not transferred to X-Real by Cyberotic Media AG within the time frame provided for in the oral agreement between X-Real and Cyberotic Media AG. The delay in transferring such funds was caused by liquidity problems at Cyberotic Media AG and its subsequent insolvency. Prior to Cyberotic Media AG's insolvency, X-Real permitted Cyberotic Media AG to defer the payments due to X-Real. At December 31, 2000, X-Real had past due receivables due from Cyberotic Media AG in an amount of approximately DM 888,000 (which equals approximately $426,240 on the basis of the Federal Reserve Bank of New York December 29, 2000 noon buying rate of Euro 1 = $0.9388 and the fixed exchange rate of Euro 1 = DM 1.95583). Our management does not expect that any of the amounts due to X-Real from Cyberotic Media AG will be recoverable. Therefore, all receivables due to X-Real from Cyberotic Media AG as of December 31, 2000 have been written off. See "--Costs and Expenses--Bad Debt Expense." EuroDebit Systems GmbH ceased processing and collecting credit card and electronic on-line debit-entry payments for X-Real on December 15, 2000, at which time all of its assets were acquired by Pay@EuroDebit GmbH (formerly known as E-Click Net Commerce GmbH). Since that time, all such payments have been processed and collected for X-Real by Pay@EuroDebit GmbH. EuroDebit Systems GmbH is currently also in insolvency proceedings in Germany. EuroDebit Systems GmbH is a 90% owned subsidiary of EuroDebit Systems, Inc., a company of which Messrs. Kriependorf, Kamp and Cordt are the principal shareholders. Mr. Kamp was the Chief Financial Officer of EuroDebit Systems, Inc. until November 2000 and is the managing director of EuroDebit Systems GmbH. Cyberotic Media AG is a company owned by Messrs. Kamp and Cordt. Mr. Kriependorf is the chairman of Cyberotic Media AG's supervisory board. See Item 1, "Description of Business--Business Development," for a description of the relationship of Messrs. Kriependorf, Kamp and Cordt to our company, and Item 12, "Certain Relationships and Related Transactions."

          The initial delays in the receipt of payments from Pay@EuroDebit GmbH, which we previously reported, seem to have been resolved. During the last few months, Pay@EuroDebit GmbH has regularly transferred to X-Real the amounts due to X-Real from the collection of credit card and electronic on-line debit-entry payments from X-Real's customers. Currently, receivables due from Pay@EuroDebit GmbH to X-Real equal approximately DM 6,000 (which equals approximately $2,720 on the basis of the Federal Reserve Bank of New York September 4, 2001 noon buying rate of Euro 1 = $0.8868 and the fixed exchange rate of Euro 1 = DM 1.95583). Although Pay@EuroDebit GmbH currently provides services to X-Real at approximately the same price as such services were previously provided by Cyberotic Media AG and EuroDebit Systems GmbH, the price for such services is likely to increase in the near future. There is also a risk that Pay@EuroDebit GmbH could decide to discontinue providing services to X-Real. While our management has identified other companies which could provide processing and collection services to X-Real at the current cost level, the change from Pay@EuroDebit GmbH to a new processing company could be difficult or even impossible to achieve because of the following circumstances: Pay@EuroDebit GmbH has in its possession unique electronic data containing information about X-Real's customers. This data is essential for the processing and collection of recurring payments from X-Real's customers. Our management believes that this data is the property of our company. However, if Pay@EuroDebit GmbH would refuse to provide or delay the provision of this data to us or a new processing company selected by us, it might not be possible, for an indefinite period of time, to process continuing payments to be made by existing customers of X-Real. If this were to occur, it could have a material adverse effect on our business, revenues, operating results and financial condition.

          Our current assets decreased by $25,757 from $445,646 at December 31, 1999 to $419,889 at December 31, 2000, while our current liabilities increased by $401,277, or approximately 99.49%, from $403,318 to $804,595, over the same period. The decrease in current assets was primarily attributable to a decrease in cash and accounts receivable generated by our operations. The increase in our current liabilities was primarily due to an increase in accrued expenses and accounts payable resulting from our operations. At December 31, 1999, our current assets and liabilities were $445,646 and $403,318, respectively, as compared to current assets and liabilities at December 31, 2000 of $419,889 and $804,595, respectively. Based on the foregoing, our working capital at December 31, 1999 was $42,328. At December 31, 2000, we had a negative working capital of $(384,706). Our fixed assets at December 31, 2000 and December 31, 1999 consisted of office equipment valued at $350 and $622, respectively.

          Due to the decrease in the amount of cash available to us and in our working capital, our company has faced, and is still experiencing liquidity problems and, consequently, has not been able to make timely payments to all of our creditors. As of December 31, 2000 and September 4, 2001, we had past due payables in the amount of approximately $136,000 and approximately $120,000, respectively. Among the creditors which we at certain times have not been able to pay on a timely basis are our auditors, the accounting firm which previously assisted us in preparing our financial statements, and our legal advisers. Our failure to timely pay our auditors and the accounting firm resulted in delays in the preparation and completion of our interim financial statements for the periods ended June 30, 2000 and September 30, 2000, our financial statements for the fiscal year ended December 31, 2000 and our interim financial statements for the period ended March 31, 2001. Due to these delays, we were unable to file on a timely basis complete reports with the United States Securities and Exchange Commission (the "Commission") for the quarterly periods ended June 30, 2000 and September 30, 2000 as well as for the fiscal year ended December 31, 2000 and the quarterly periods ended March 31, 2001 and June 30, 2001. Although the reports for the quarterly periods ended June 20, 2000 and September 30, 2000 have since then been filed, our reports on Form 10-QSB for the periods ended March 31, 2001 and June 30, 2001 are currently overdue. There is a risk that the Commission might commence enforcement proceedings against us because of these incidents, in particular if we should continue to fail complying with our periodic filing obligations in a timely manner.

          Our management believes that our liquidity problems in the fiscal year ended December 31, 2000 were primarily caused by the following factors, which have been discussed above in more detail:

          o    slow sales of our software;

          o    substantially increased operating expenses; and

          o delays in the receipt of payments from the companies which processed and collected electronic on-line debit-entry and credit card payments from X-Real's customers.

          If we were to issue shares of X-Real to Infobridge in connection with the Infobridge Investment, cash generated by the activities of X-Real may become even less available to us, because dividends and deemed dividends will then have to be shared proportionally with Infobridge. Our management is currently exploring different steps to address our liquidity problems, reduce our net loss in future periods and provide us with cash and working capital sufficient to fund both delinquent balances and our ongoing operations. The following are among the steps our management is considering:

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

          o We have offered to acquire all shares of Partner Air Plc., which we reported in our Current Report on Form 8-K filed April 11, 2001. See Item 11, "Security Ownership of Certain Beneficial Owners--Change in Control Arrangements."

          There can be no assurance that any of these measures will be successful and sufficiently improve our liquidity and cash flow. If our liquidity and cash flow problems persist, some or all of our creditors may decide to discontinue providing services to us and/or enforce their claims for payment against us. In addition, we would in all likelihood be unable to comply with our periodic reporting requirement and would continue to face the risk of becoming the subject of enforcement proceedings by the Commission. If one or more of these events were to occur, it could have a material adverse effect on our business, revenues, operating results and financial condition.

                           Forward Looking Statements

          This report and other oral and written statements made by our company to the public contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. In particular statements regarding the following subjects are forward-looking: future financial and operating results; new and developing markets, products, services, features and content; the anticipated steps to reduce our liquidity problems and the effects of such steps; regulatory developments; plans to attend additional tradeshows; future developments with respect to the processing and collection of on-line debit-entry and credit card payments from X-Real's customers; and the future developments with respect to the Infobridge Investment. Forward-looking statements reflect our management's current expectations or beliefs and involve a number of risks and uncertainties. Actual results could differ materially from those described in the forward-looking statements. Some of the factors and uncertainties that could cause actual results to differ materially are:
Commission enforcement proceedings against our company; continued cash flow and liquidity problems; failure of Pay@EuroDebit GmbH to pay to X-Real on a timely basis the funds collected from X-Real's customers; failure of Pay@EuroDebit GmbH to provide us or a new processing company selected by us with the data necessary to process electronic on-line debit-entry and credit card payments by X-Real's customers; repayment to Infobridge of the full amount of the first tranche of the Infobridge Investment; success of operating initiatives, advertising and promotional efforts; changes in global and local business and economic conditions; currency exchange and interest rates; labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; legislation and government regulation, including regulation affecting online-gaming and adult entertainment; and accounting policies and practices.

Item 7. Financial Statements.

          The consolidated financial statements of our company, including notes thereto, and the report of independent auditors are included in this annual report beginning at page F-1 after the signature page and are incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          Not applicable.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                                    Directors

          The following table sets forth certain information as of September 4, 2001 with respect to those individuals who are members of our Board of Directors and whose term will expire once their successors are chosen and qualified after the next annual meeting of stockholders:


                                             Year First Elected or
             Name                 Age        Appointed As Director     Positions With The Company
Philipp S. Kriependorf             27                1999              Director, President and Chief Executive Officer
Philip Kamp                        28                1999              Director, Vice President and Treasurer
Hans L. Kuhnen                     42                2001              Director


Philipp Sebastian Kriependorf serves as President, Chief Executive Officer and Director of our company. He also serves as a managing director of Q-Seven Systems GmbH. Mr. Kriependorf also served as a management consultant for Mediacenter Betriebsgesellschaft mbH, which has since become insolvent. He also has prior experience as a project manager for Q-5 Internet Marketing GmbH, which has since become insolvent. Mr. Kriependorf is the supervisory board chairman of Cyberotic Media AG, a company against which insolvency proceedings have been initiated in Germany. Mr. Kriependorf studied economics at the University of Cologne in Germany. See also Item 12, "Certain Relationships and Related Transactions," for a description of our relationship to Q-Seven Systems GmbH, Mediacenter Betriebsgesellschaft mbH, Q-5 Internet Marketing GmbH, and Cyberotic Media AG.

Philip Kamp serves as Vice President, Treasurer and Director of our company. He also serves as managing director of EuroDebit Systems GmbH and as a director of Cyberotic Media AG; both of these companies are currently in insolvency proceedings in Germany. Mr. Kamp also served as a management consultant for Mediacenter Betriebsgesellschaft mbH, which has since become insolvent. Mr. Kamp previously worked for D.M. Griffith, Inc. Consulting. In 1997, Mr. Kamp founded Q-5 Internet Marketing GmbH and, in 1999, Cyberotic Media AG. Both companies are currently in insolvency proceedings in Germany. Mr. Kamp has a bachelors degree in economics, specializing in international business administration, from the University of Utrecht in the Netherlands. See also Item 12, "Certain Relationships and Related Transactions," for a description of our relationship to EuroDebit Systems GmbH, Cyberotic Media AG, Q-5 Internet Marketing GmbH, and Mediacenter Betriebsgesellschaft mbH.

Hans Ludger Kuhnen became a director of our company in March 2001. He also serves as managing director of Partner Air Luftfahrtreederei GmbH (since 1999) and as a director of Partner Air Plc. (since 2000). From 1990 through 1999, Mr. Kuhnen worked as a sales representative for Geutebrueck GmbH, a German company which develops and sells closed circuit TV security systems. See also Item 12, "Certain Relationships and Related Transactions," for a description of our relationship with Partner Air Luftfahrtreederei GmbH and Partner Air Plc.

                               Executive Officers

          The names of, and certain information regarding, executive officers of our company, who are not Directors of our company, are set forth below. The executive officers serve at the pleasure of our Board of Directors and our Chief Executive Officer:


              Name                     Age        Position with the Company
              ----                     ---        -------------------------
         Olaf D. Cordt                  30        Secretary

Olaf Dominik Cordt serves as Secretary of our company. He served as a Director of our company until his resignation in March 2001. Mr. Cordt serves as a director of Cyberotic Media AG, against which insolvency proceedings have been initiated in Germany. He also worked as a consultant for Q-Seven Systems GmbH and Mediacenter Betriebsgesellschaft mbH, which has since become insolvent. Mr. Cordt has Internet-related experience through his work at Q-5 Internet Marketing GmbH, of which he is currently the Managing Director. Insolvency proceedings have been initiated in Germany against Q-5 Internet Marketing GmbH. Mr. Cordt studied computer sciences at the University of Dortmund in Germany. See also
Item 12, "Certain Relationships and Related Transactions," for a description of our relationship with Cyberotic Media AG, Q-Seven Systems GmbH, Mediacenter Betriebsgesellschaft mbH and Q-5 Internet Marketing GmbH.

                              Significant Employees

          Neither we nor our subsidiaries have currently any employees. See Item 1, "Description of Business--Business of Issuer--Employees."

                              Family Relationships

          Our management is not aware of any family relationships among our directors, executive officers or other persons nominated or chosen by us to become officers or executive officers of our company.

                    Involvement in Certain Legal Proceedings

          Insolvency proceedings have recently been initiated in Germany against EuroDebit Systems GmbH, Cyberotic Media AG and Q-5 Internet Marketing GmbH. Certain of our directors and executive officers are executive officers, directors, or principal shareholders of some of these companies, as described in more detail below. Insolvency proceedings have also been initiated in Germany against Mediacenter Betriebsgesellschaft mbH. Certain of our directors and executive officers are the principal shareholders of this company. See also Item 12, "Certain Relationships and Related Transactions."

          Philipp S. Kriependorf, the President, CEO and a director of our company, is the chairman of Cyberotic Media AG's supervisory board. Mr. Kriependorf served until September 2000 as a director of EuroDebit Systems, Inc., the parent company of EuroDebit Systems GmbH. Mr. Kriependorf is also a principal shareholder of each of Mediacenter Betriebsgesellschaft mbH and Q-5 Internet Marketing GmbH.

          Philip Kamp, a director and executive officer of our company, is the managing director of EuroDebit Systems GmbH and a director of Cyberotic Media AG. Mr. Kamp also served as Chief Financial Officer (until December 2000) and as a director (until September 2000) of EuroDebit Systems, Inc., the parent company of EuroDebit Systems GmbH. Mr. Kamp is also a principal shareholder of Mediacenter Betriebsgesellschaft mbH and Q-5 Internet Marketing GmbH.

          Olaf D. Cordt, the Secretary of our company, is a director of Cyberotic Media AG. He is also the Managing Director of Q-5 Internet Marketing GmbH. Mr. Cordt served until September 2000 as a director of EuroDebit Systems, Inc., the parent company of EuroDebit Systems GmbH. Mr. Cordt is also a principal shareholder of Mediacenter Betriebsgesellschaft mbH and Q-5 Internet Marketing GmbH.

          Our management is not aware of any other material legal proceedings involving any of our directors, director nominees, executive officers, promoters or control persons. See, however, Item 3, "Legal Proceedings," regarding potential legal proceedings involving Messrs. Kamp and Cordt.

             Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires our Directors and executive officers to file with the Commission reports of holdings and transactions in stock of our company. Based solely on our record and other information, we believe that all filing requirements applicable to our Directors and executive officers with respect to the fiscal year ended December 31, 2000 were complied with.

Item 10. Executive Compensation.

          The following table sets forth certain summary information concerning compensation paid to our Chief Executive Officer and each of the other executive officers of our company (determined as of the end of the 2000 fiscal year) (the "Named Executive Officers") for services rendered to our company for each of the fiscal years ended December 31, 2000, 1999 and 1998:

                                            Summary Compensation Table


                                 Annual Compensation                     Long-Term Compensation
                                                                         Awards                    Payouts
                                                                         Restricted Securities
                                                           Other Annual  Stock      Underlying     LTIP     All Other
Name and                         Salary         Bonus      Compensation  Award(s)   Optional SARs  Payouts  Compensation
Principal Position        Year   ($)            ($)        ($)           ($)        (#)            ($)      ($)
Philipp S. Kriependorf    2000   ca. $76,800 (5)         0             0          0              0         0             0
President, Chief Executive1999   ca. $50,000 (3)         0             0          0              0         0             0
Officer and Director (1)  1998                0          0             0          0              0         0             0
Philipp Kamp              2000            0 (6)          0             0          0              0         0             0
Vice President, Treasurer 1999            0 (4)          0             0          0              0         0             0
and Director (1)          1998                0          0             0          0              0         0             0
Olaf D. Cordt             2000            0 (6)          0             0          0              0         0             0
Secretary (1) (2)         1999            0 (4)          0             0          0              0         0             0
                          1998                0          0             0          0              0         0             0

--------------
(1)  Since May 24, 1999.
(2) Mr. Cordt served as a director of our company until his resignation on March 26, 2001.
(3) Mr. Kriependorf, during our fiscal year ended December 31, 1999, did not receive any compensation directly from our company. During that period, Mr. Kriependorf received an aggregate compensation of DM 100,000 (which amount equals approximately $51,487 on the basis of the Federal Reserve Bank of New York December 31, 1999 noon buying rate of Euro 1 = 1.0070 and the fixed exchange rate of Euro 1 = DM 1.95583) from Mediacenter Betriebsgesellschaft mbH for his services to Q-Seven Systems GmbH and other companies directly or indirectly owned or controlled by Messrs. Kriependorf, Kamp or Cordt. This amount included the monetary benefits relating to the use of a car provided to Mr. Kriependorf. Q-Seven Systems GmbH is an affiliate of our company. See also Item 12, "Certain Relationships and Related Transactions."
(4) Messrs. Kamp and Cordt, during our fiscal year ended December 31, 1999, did not receive any compensation directly from our company. During that period, each of Messrs. Kamp and Cordt received an aggregate compensation of DM 100,000 (which amount equals approximately $51,487 on the basis of the Federal Reserve Bank of New York December 31, 1999 noon buying rate of Euro 1 = $1.0070 and the fixed exchange rate of Euro 1 = DM 1.95583) from Mediacenter Betriebsgesellschaft mbH for services to companies directly or indirectly owned or controlled by Messrs. Kriependorf, Kamp or Cordt. This amount included for Mr. Kamp the monetary benefits relating to the use of a car provided to Mr. Kamp. Mediacenter Betriebsgesellschaft mbH is an affiliate of our company. See also Item 12, "Certain Relationships and Related Transactions."
(5) Mr. Kriependorf, during our fiscal year ended December 31, 2000, did not receive any compensation directly from our company. During that period, Mr. Kriependorf received an aggregate compensation of DM 160,000 (which equals approximately $76,800 on the basis of the December 29, 2000 Federal Reserve Bank of New York noon buying rate of Euro 1 = $0.9388 and the fixed exchange rate of Euro 1 = DM 1.95583) from Mediacenter Betriebsgesellschaft mbH (January through June, 2000) and Q-Seven Systems GmbH (July through December, 2000) for his services to Q-Seven Systems GmbH and other companies directly or indirectly owned or controlled by Messrs. Kriependorf, Kamp or Cordt. This compensation included the monetary benefits relating to the use of a car provided to Mr. Kriependorf. Q-Seven Systems GmbH is an affiliate of our company. See also Item 12, "Certain Relationships and Related Transactions."
(6) Messrs. Kamp and Cordt, during our fiscal year ended December 31, 2000, did not receive any compensation directly from our company. During that period, Mr. Kamp received an aggregate compensation of DM 160,000 (which equals approximately $76,800 on the basis of the December 29, 2000 Federal Reserve Bank of New York noon buying rate of Euro 1 = $0.9388 and the fixed exchange rate of Euro 1 = DM 1.95583) from Mediacenter Betriebsgesellschaft mbH (January through June, 2000, and October through December, 2000) and EuroDebit Systems GmbH (July through September, 2000) for his services to EuroDebit Systems GmbH and other companies directly or indirectly owned or controlled by Messrs. Kriependorf, Kamp or Cordt. This amount included for Mr. Kamp the monetary benefits relating to the use of a car provided to Mr. Kamp. During that period, Mr. Cordt received an aggregate compensation of DM 160,000 (which equals approximately $76,800 on the basis of the December 29, 2000 Federal Reserve Bank of New York noon buying rate of Euro 1 = $0.9388 and the fixed exchange rate of Euro 1 = DM 1.95583) from Mediacenter Betriebsgesellschaft mbH (January through June, 2000) and Cyberotic Media AG (July through December, 2000) for his services to Cyberotic Media AG and other companies directly or indirectly owned or controlled by Messrs. Kriependorf, Kamp and Cordt. Mediacenter Betriebsgesellschaft mbH, EuroDebit Systems GmbH and Cyberotic Media AG are affiliates of our company. See Item 12, "Certain Relationships and Related Transactions."

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

          EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE IN CONTROL ARRANGEMENTS

          During our fiscal year ended December 31, 2000, there were neither any written employment contracts between us and the Named Executive Officers nor any compensatory plans or arrangements involving a Named Executive Officer. During the same period, oral employment contracts existed between Mediacenter Betriebsgesellschaft mbH and each of Messrs. Kriependorf (January through June, 2000), Kamp (January through June, 2000 and October through December, 2000) and Cordt (January through June, 2000) relating to services rendered by Messrs. Kriependorf, Kamp and Cordt to companies directly and indirectly owned or controlled by them or any of them, including Q-Seven Systems GmbH. An oral employment agreement has existed between Mr. Kriependorf and Q-Seven Systems GmbH since July 2000 relating to services rendered and to be rendered to Q-Seven Systems GmbH and other companies directly or indirectly owned or controlled by Messrs. Kriependorf, Kamp or Cordt. An oral employment agreement existed between Mr. Kamp and EuroDebit Systems GmbH from July until September, 2000 for services rendered to EuroDebit Systems GmbH and other companies directly or indirectly owned or controlled by Messrs. Kriependorf, including Q-Seven Systems GmbH. An oral employment agreement existed between Mr. Cordt and Cyberotic Media AG from July through December, 2000 for services rendered to Cyberotic Media AG and other companies directly or indirectly owned or controlled by Messrs. Kriependorf, Kamp or Cordt. None of these oral employment agreements provides for an annual compensation exceeding, in each case, $100,000 or includes any change-in-control arrangements. See also Item 12, "Certain Relationships and Related Transactions."

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         Security Ownership of Certain Beneficial Owners and Management

          Except as otherwise indicated, the table below sets forth information, as of September 4, 2001, with respect to the beneficial ownership of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (b) by each of our directors and Named Executive Officers and (c) by all of our officers and directors as a group. Unless otherwise noted, each such shareholder is the record and beneficial owner and has the sole investment and voting power with respect to the shares owned.


                                                                        Amount of Beneficial
Title of Class       Name And Address of Beneficial Owner               Ownership of Common Stock           Percent of Class
--------------       -------------------------------------              -------------------------           ----------------
Common Stock,        Philipp S. Kriependorf                             2,633,334 shares                          21.07%
$0.001 par value     c/o Q-Seven Systems, Inc., Boettgerstr. 25,
per share            D-40789 Monheim, Germany

Common Stock,        Philip Kamp                                        2,633,333 shares                          21.07%
$0.001 par value     c/o Q-Seven Systems, Inc., Boettgerstr. 25,
per share            D-40789 Monheim, Germany

Common Stock,        Olaf D. Cordt                                      2,633,333 shares                          21.07%
$0.001 par value     c/o Q-Seven Systems, Inc., Boettgerstr. 25,
per share            D-40789 Monheim, Germany

Common Stock,        Barry A. Ellsworth                                 910,000 shares (1)                         7.28%
$0.001 par value     6120 W. Tropicana Ave. A16-299, Las
per share            Vegas, NV 89103

Common Stock,        All directors and executive officers of our        7,900,000 shares                           63.2%
$0.001 par value     company as a group (3 persons).
per share

----------
(1) This information is based on a Schedule 13G, dated February 12, 2001, which was filed by Mr. Ellsworth.


                         Change in Control Arrangements

          As described in our Current Report on Form 8-K filed with the Commission on April 11, 2001, which is incorporated herein by reference, we have offered to acquire shares of Partner Air Plc. in exchange for newly issued shares of our company. If the transactions contemplated by our April 11, 2001 Form 8-K were consummated, a change in control would occur with respect to our company. There can be no assurance that these transactions will be consummated or that a change in control will occur. Representatives of our company and Partner Air Plc. have orally agreed that no exchange will take place unless our company becomes current in its filings with the Commission, which our company is attempting to do. Mr. Kuhnen, our director, is also a director of Partner Air Plc. See also Item 12, "Certain Relationships and Related Transactions."

          If the transactions contemplated by our Current Report on Form 8-K filed on April 11, 2000 were consummated and a change of control were to occur with respect to our company, the persons who would control our company upon such change in control might decide to sell X-Real or X-Real's operations. They might also decide to sell or discontinue our gaming software business.

Item 12. Certain Relationships and Related Transactions.

          Some of the principal stockholders, directors and officers of our company are or were during our 2000 fiscal year also principal stockholders, directors and officers of other companies. In certain instances, our company engages or engaged during our 2000 fiscal year in transactions with these companies.

          Messrs. Kriependorf and Kamp are principal stockholders, officers and directors of our company. Mr. Cordt is a principal stockholder and officer of our company; he also served as a director of our company until his resignation in March 2001. Mr. Kuhnen has been a director of our company since March 2001.

          Q-Seven Systems GmbH, a German corporation founded in February 1999, is owned by Messrs. Kriependorf, Kamp and Cordt. Mr. Kriependorf is the managing director of Q-Seven Systems GmbH and received in 2000 a salary for such services from Mediacenter Betriebsgesellschaft mbH and Q-Seven Systems GmbH. Q-Seven Systems GmbH owns the User Management Software that we license to our customers. We have entered into a license agreement with Q-Seven Systems GmbH pursuant to which we have been granted the exclusive and unlimited right to license the User Management Software to our customers. We pay Q-Seven Systems GmbH a royalty fee of 90% of the fees arising upon the sale of licenses for the User Management Software. Q-Seven Systems GmbH allows us to use its office space at Boettgerstr. 25, 40789 Monheim, Germany, certain of its office equipment (e.g., telephone and facsimile) and certain of its employees at no charge other than the royalty fee that we pay to Q-Seven Systems GmbH in connection with our right to license the User Management Software to our customers. No written agreements exist between us and Q-Seven Systems GmbH regarding our use of their office space, office equipment and employees. From January through March, 2001, Q-Seven Systems GmbH provided webdesign, server hosting, programming and content delivery services to X-Real for a fee of approximately $10,000 per month. Mr. Kriependorf was employed by Q-Seven Systems GmbH from July through December, 2000, and pursuant to an oral employment agreement with Q-Seven Systems GmbH received a salary from Q-Seven Systems GmbH during that period for services to Q-Seven Systems GmbH and other companies directly or indirectly owned or controlled by Messrs. Kriependorf, Kamp or Cordt. See also Item 10, "Executive Compensation."

          EuroDebit Systems, Inc, a Nevada corporation which has developed an electronic on-line debit-entry payment and clearing system, is approximately 42% owned by Messrs. Kriependorf, Kamp and Cordt. Messrs. Kriependorf, Kamp and Cordt served as directors of EuroDebit Systems, Inc. until September 2000. Mr. Kamp served as Chief Financial Officer of EuroDebit Systems, Inc. until his resignation in December 2000. EuroDebit Systems, Inc. owns 90% of EuroDebit Systems GmbH.

          EuroDebit Systems GmbH, a German corporation against which insolvency proceedings were initiated in Germany in January 2001, is a 90% owned subsidiary of EuroDebit Systems, Inc. X-Real, our indirect Bahamian subsidiary, was, through its arrangements with Cyberotic Media AG, the main customer of EuroDebit Systems GmbH until December 2000. EuroDebit Systems GmbH charged for the collection of credit card and electronic on-line debit entry payments from X-Real's customers fees in an amount of approximately $291,000, which amount was withheld from the funds transferred by EuroDebit Systems GmbH to Cyberotic Media AG for release to X-Real. In addition, EuroDebit Systems GmbH withheld approximately $116,000 for charge-backs. See also Item 6, "Management's Discussion and Analysis--Liquidity and Capital Resources." Mr. Kamp was employed by EuroDebit Systems GmbH from July through September, 2000, and pursuant to an oral employment agreement with EuroDebit Systems GmbH received a salary from EuroDebit Systems GmbH during that period for services to EuroDebit Systems GmbH and other companies directly or indirectly owned or controlled by Messrs. Kriependorf, Kamp or Cordt. See also Item 10, "Executive Compensation." Mr. Kamp serves as managing director of EuroDebit Systems GmbH.

          Mediacenter Betriebsgesellschaft mbH, a German corporation against which insolvency proceedings were initiated in Germany in January 2001, is owned by Messrs. Kriependorf, Kamp and Cordt. Q-Seven Systems GmbH leased from Mediacenter the office space in Monheim that we used during our 2000 fiscal year as well as certain of the office equipment that Q-Seven Systems GmbH and we used in 2000. Mr. Kriependorf was employed by Mediacenter Betriebsgesellschaft mbH until June 2000 and, pursuant to an oral agreement between Mediacenter Betriebsgesellschaft mbH and Q-Seven Systems GmbH and an oral employment agreement between Mediacenter Betriebsgesellschaft mbH and Mr. Kriependorf, received from Mediacenter Betriebsgesellschaft mbH a salary from January through June, 2000 for his services to Q-Seven Systems GmbH and other companies directly or indirectly owned or controlled by Messrs. Kriependorf, Kamp or Cordt. Messrs. Kamp and Cordt were also employed by Mediacenter Betriebsgesellschaft mbH until June 2000 and Mr. Kamp was employed again by Mediacenter Betriebsgesellschaft mbH from October through December, 2000. Pursuant to oral employment agreements with Mediacenter Betriebsgesellschaft mbH, each of Messrs. Kamp and Cordt received from Mediacenter Betriebsgesellschaft mbH a salary for their services to companies directly or indirectly owned or controlled by Messrs. Kriependorf, Kamp or Cordt. See also Item 10, "Executive Compensation."

          Cyberotic Media AG, a German corporation against which insolvency proceedings were initiated in Germany in January 2001, is owned by Messrs. Kamp and Cordt. Mr. Kriependorf is the chairman of Cyberotic Media AG's supervisory board and Messrs. Kamp and Cordt are directors of Cyberotic Media AG. Until December 2000, Cyberotic Media AG resold EuroDebit Systems GmbH's services to X-Real and managed the operations of X-Real, leased to X-Real the content for its websites and provided maintenance services with respect to X-Real's servers. During our fiscal year ended December 31, 2000, X-Real paid a fee to Cyberotic Media AG for such services in an amount of approximately DM 494,000 (which equals approximately $237,120 on the basis of the Federal Reserve Bank of New York December 29, 2000 noon buying rate of Euro 1 = $0.9388 and the fixed exchange rate of Euro 1 = DM 1.95583). Mr. Cordt was employed by Cyberotic Media AG from July through December, 2000 and, pursuant to an oral employment agreement with Cyberotic Media AG, received from Cyberotic Media AG a salary for his services to Cyberotic Media AG and other companies directly or indirectly owned or controlled by Messrs. Kriependorf, Kamp or Cordt. See also Item 10, "Executive Compensation."

          Alice Jay Productions Inc., based on an oral agreement with X-Real, provided support services to X-Real until the end of March 2000, when the agreement between X-Real and Alice Jay Productions Inc. was terminated, and received in 2000 from X-Real an amount of DM 263,000 (which equals approximately $126,240 on the basis of the Federal Reserve Bank of New York December 29, 2000 noon buying rate of Euro 1 = $0.9388 and the fixed exchange rate of Euro 1 = DM
1.95583 and includes a fee in the amount of $82,000 for the termination of X-Real's agreement with Alice Jay Production Inc.). Messrs. Kamp and Cordt each own a 10% interest in Alice Jay Productions Inc. Due to common ownership and control, Alice Jay Productions Inc. is an affiliate of EuroDebit Systems, Inc.

          ITraffic GmbH, a German corporation, is owned by Messrs. Kamp and Cordt. Mr. Kamp is the managing director of ITraffic GmbH. Since March, 2001, ITraffic GmbH has provided all webdesign, server hosting, programming and content delivery services to X-Real for a fee of approximately $10,000 per month. It also provides to X-Real, currently at no charge, newly developed software which allows X-Real to bill customers through e-mailed invoices. ITraffic GmbH has rented the office space at Boettgerstr. 25, 40789 Monheim, Germany, that has been sublet to Q-Seven Systems GmbH and that we are currently using.

          Partner Air Plc. is a company organized under the laws of Ireland, one of whose directors is Mr. Kuhnen, one of our directors. Partner Air Plc. has a fleet of three aircraft which it leases to Partner Air Luftfahrtreederei GmbH and other charter airline companies. Of these aircraft, two currently belong to Partner Air Plc., and one is leased. We have recently offered to acquire shares of Partner Air Plc. in exchange for newly issued shares of our company. See Item 11, "Security Ownership of Certain Beneficial Owners and Management--Change in Control Arrangements."

          Partner Air Luftfahrtreederei GmbH, a German corporation, operates a brokerage business for executive charter flights. Partner Air Luftfahrtreederei GmbH is not a subsidiary of Partner Air Plc. and vice versa. However, Partner Air Luftfahrtreederei GmbH and Partner Air Plc. are affiliated as a result of common ownership and control. Mr. Kuhnen, one of our directors, is the managing director of Partner Air Luftfahrtreederei GmbH.

          Pay@EuroDebit GmbH acquired in December 2000 the business of EuroDebit Systems GmbH. Pay@EuroDebit GmbH is not affiliated with our company or any of our executive officers or directors. Pursuant to an agreement dated July 13, 2001, Pay@EuroDebit GmbH provides services to X-Real in connection with the collection from X-Real's customers of credit card and electronic on-line debit-entry payments.

          In other instances, as is the case with respect to Q-5 Internet Marketing GmbH, a company whose principal shareholders are Messrs. Kriependorf, Kamp and Cordt and whose managing director is Mr. Cordt, there are no intercompany transactions, but only commonality of ownership and control. In January 2001, insolvency proceedings were initiated in Germany against Q-5 Internet Marketing GmbH.

          Because control of Cyberotic Media AG, EuroDebit Systems GmbH, Mediacenter Betriebsgesellschaft mbH and Q-5 Internet Marketing GmbH is or was held by a common group of people, under certain circumstances our company could possibly be held liable for the debt of one of those companies, each of which has become insolvent. If this were to occur, it could have a significant adverse effect on our business and financial condition. See also Item 3, "Legal Proceedings."


Item 13. Exhibits, List and Reports on Form 8-K.

          EXHIBITS


                                                                         Incorporated by Reference
    Exhibit                                                           Form           Date       Exhibit         Filed
     Number              Exhibit Description                          Type          Filed        Number        Herewith
    --------     ---------------------------------                   ------        -------      --------      ---------
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

        10.2     Agreement and Plan of Share Exchange                    8-K        6/9/99          III
                 dated May 24, 1999

        10.3     Consulting Agreement dated May 27, 1999              10-KSB       4/14/00         10.3
                 between Q-Seven Systems, Inc. and Mr.
                 Barry A. Ellsworth

        10.4     Termination Agreement dated April 17,                10-QSB       5/16/00         10.4
                 2000 between Q-Seven Systems, Inc. and
                 Mr. Barry A. Ellsworth

        10.5     Agreement dated May 24, 2000 between Q-            10-QSB/A       5/26/00         10.5
                 Seven Systems, Inc. and Omni Software
                 Systems, Inc.*

        21.1     Subsidiaries                                         10-KSB       4/14/00         21.1

     --------

     * Certain material from this agreement has been omitted and confidential treatment has been requested therefor pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. All such omitted material has been filed separately with the Commission.


          REPORTS ON FORM 8-K

          No Current Reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000. We filed a Current Report on Form 8-K on April 11, 2001, in which we reported information under Items 1, 5 and 7.

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Q-SEVEN SYSTEMS, INC.


              Date: September 7, 2001       By:    /s/ Philipp S. Kriependorf
                                                   --------------------------
                                            Name:  Philipp S. Kriependorf
                                            Title: President, Chief Executive
                                                   Officer, Chief Financial
                                                   Officer and Chief Accounting
                                                   Officer


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


              Date: September 7, 2001       /s/ Philipp S. Kriependorf
                                            --------------------------
                                            Philipp S. Kriependorf
                                            Director


              Date: September 7, 2001       /s/ Philip Kamp
                                            --------------------------
                                            Philip Kamp
                                            Director


              Date: September 7, 2001       /s/ Hans L. Kuhnen
                                            --------------------------
                                            Hans L. Kuhnen
                                            Director

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

                                 C O N T E N T S


Independent Auditors' Report............................................... F-3

Consolidated Balance Sheet................................................. F-4

Consolidated Statements of Operations...................................... F-5

Consolidated Statements of Stockholders' Equity (Deficit).................. F-6

Consolidated Statements of Cash Flows...................................... F-7

Notes to the Consolidated Financial Statements............................. F-8

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Q-Seven Systems, Inc. and Subsidiaries
Monheim, Germany


We have audited the accompanying consolidated balance sheet of Q-Seven Systems, Inc. and Subsidiaries at December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Q-Seven Systems, Inc. and Subsidiaries as of December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's recurring losses from operations and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
August 3, 2001

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet


                                     ASSETS
                                                                               December 31,
                                                                                   2000
CURRENT ASSETS

   Cash                                                                      $         108,941
   Accounts receivable (Notes 1 and 3)                                                 293,197
   Due from related party (Note 9)                                                      11,868
   Interest receivable - related party (Note 9)                                          5,533
                                                                             -----------------

     Total Current Assets                                                              419,539
                                                                             -----------------

PROPERTY AND EQUIPMENT - NET (Notes 1 and 2)                                               350
                                                                             -----------------

     TOTAL ASSETS                                                            $         419,889
                                                                             =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                          $         242,081
   Accounts payable - related party (Note 7)                                            60,191
   Accrued expenses (Note 5)                                                           216,649
   Income taxes payable (Note 1)                                                        35,674
   Investor deposit (Note 6)                                                           250,000
                                                                             -----------------

     Total Current Liabilities                                                         804,595
                                                                             -----------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 50,000,000 shares authorized of
    $0.001 par value, -0- shares issued and outstanding                                 -
   Common stock: 100,000,000 shares authorized of $0.001
    par value, 12,500,000 shares issued and outstanding                                 12,500
   Additional paid-in capital (deficit)                                                 (8,343)
   Retained deficit                                                                   (388,863)
                                                                             -----------------

     Total Stockholders' Equity (Deficit)                                             (384,706)
                                                                             -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $         419,889
                                                                             =================



     The accompanying notes are an integral part of these consolidated financial statements.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                                For the Years Ended
                                                                    December 31,
                                                        -------------------------------------
                                                              2000               1999
                                                        ------------------  -----------------
SALES                                                   $        1,766,395  $       1,296,154

COST OF SALES                                                      634,470            554,249
                                                        ------------------  -----------------

GROSS MARGIN                                                     1,131,925            741,905
                                                        ------------------  -----------------

OPERATING EXPENSES

   Depreciation                                                        272                 90
   Selling, general and administrative                           1,251,406            743,533
   Bad debt expense                                                315,639             -
                                                        ------------------  -----------------

     Total Operating Expenses                                    1,567,317            743,623
                                                        ------------------  -----------------

OPERATING (LOSS)                                                  (435,392)            (1,718)
                                                        ------------------  -----------------

OTHER INCOME

   Interest income                                                   7,736              4,175
                                                        ------------------  -----------------

     Total Other Income                                              7,736              4,175
                                                        ------------------  -----------------

NET INCOME (LOSS) BEFORE INCOME TAXES                             (427,656)             2,457

INCOME TAXES (Note 1)                                               -                  35,674
                                                        ------------------  -----------------

NET INCOME (LOSS)                                       $         (427,656) $         (33,217)
                                                        ==================  =================

BASIC INCOME (LOSS) PER SHARE (Note 1)                  $            (0.03) $           (0.00)
                                                        ==================  =================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                    12,500,000         10,685,206
                                                        ==================  =================


     The accompanying notes are an integral part of these consolidated financial statements.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                Additional
                                                                                 Paid-In         Retained
                                                 Common Stock                    Capital         Earnings
                                    -------------------------------------
                                         Shares               Amount            (Deficit)         (Deficit)
                                    -----------------  ------------------  ------------------  -----------------
Balance,
 December 31, 1998                          7,900,000  $            7,900  $           53,525  $          72,010

Recapitalization                            4,600,000               4,600             (75,265)            -

Capital contributions, 1999                    -                   -                   13,397             -

Net loss for the year ended
 December 31, 1999                             -                   -                   -                 (33,217)
                                    -----------------  ------------------  ------------------  -----------------

Balance,
 December 31, 1999                         12,500,000              12,500              (8,343)            38,793

Net loss for the year ended
 December 31, 2000                             -                   -                   -                (427,656)
                                    -----------------  ------------------  ------------------  -----------------

Balance,
 December 31, 2000                         12,500,000  $           12,500  $           (8,343) $        (388,863)
                                    =================  ==================  ==================  =================

     The accompanying notes are an integral part of these consolidated financial statements.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                                    For the Years Ended
                                                                                        December 31,
                                                                           --------------------------------------
                                                                                 2000               1999
                                                                           ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                                              $         (427,656) $         (33,217)
   Adjustments to reconcile net loss to net cash (used)
    provided by operating activities:
     Depreciation                                                                         272                 90
     Bad debt expense                                                                 315,639             -
   Changes in operating assets and liabilities:
     Increase in interest receivable                                                   (5,533)            -
     (Increase) in due from related parties                                           (11,868)            -
     (Increase) in accounts receivable                                               (220,724)          (285,826)
     Increase in accounts payable                                                      41,510            200,571
     Increase in accounts payable - related party                                      60,191             -
     Increase in accrued expenses                                                      49,576            126,841
     Increase in income taxes payable                                                  -                  35,674
                                                                           ------------------  -----------------

       Net Cash (Used) Provided in Operating Activities                              (198,593)            44,133
                                                                           ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                   -                  -
                                                                           ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Investor deposit                                                                   250,000             -
   Capital contribution                                                                -                  13,397
                                                                           ------------------  -----------------

       Net Cash Provided by Financing Activities                                      250,000             13,397
                                                                           ------------------  -----------------

NET INCREASE  IN CASH                                                                  51,407             57,530

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           57,534                  4
                                                                           ------------------  -----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $          108,941  $          57,534
                                                                           ==================  =================

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

   Income taxes                                                            $           -       $          -
   Interest                                                                $           -       $          -





     The accompanying notes are an integral part of these consolidated financial statements.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a. Organization

          Q-Seven Systems, Inc., formerly known as Downstream Incorporated - DSI ("the Company"), was incorporated under the laws of the State of Utah on November 26, 1996 to engage in the business of financial consulting.

          Q-Seven Systems, Inc. ("Q-Seven Nevada") was incorporated under the laws of the State of Nevada on May 18, 1999 for the purpose of acquiring marketing rights to certain Internet user management software programs, and to acquire X-Real Intertainment, Inc. Ltd., a corporation organized under the laws of the Bahamas on April 23, 1999 ("X-Real").

          X-Real acquired on May 18, 1999 from X-Real GbR, a German partnership, all of X- Real GbR's assets which consist of six Internet pay sites.

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

          b. Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Q-Seven Nevada and X-Real. Intercompany accounts and transactions have been eliminated in consolidation.

          c. Accounting Method

          The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

          d. Cash and Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          e. Accounts Receivable

          Accounts receivable are shown net of the allowance for doubtful accounts of $-0- at December 31, 2000.

          f. Basic (Loss) Per Share

          The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

                                                  For the Years Ended
                                                      December 31,
                                          -------------------------------------
                                                 2000               1999
                                          ------------------  -----------------

          Basic (loss) per share:

            (Loss) (numerator)            $         (427,656) $         (33,217)
            Shares (denominator)                  12,500,000         10,685,206
            Per share amount                           (0.03) $           (0.00)

          There were no common stock equivalents outstanding for the years ended December 31, 2000 and 1999. Accordingly, only the basic (loss) per share has been calculated.

          g. Change in Accounting Principle

          The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities (an amendment of FASB Statement No. 133)". Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          g. Change in Accounting Principle (Continued)

          The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No.
          125)". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial- components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

          The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25)". This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

          h. Property and Equipment

          Property and equipment is recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed form the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment. Depreciation is computed using the straight-line method over a period of five years.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          i. Provision for Taxes

          A provision for income taxes charged to operations from inception on November 4, 1997 through December 31, 1999 has been established for the amount of $35,674. This amount is based on income tax rates in Germany and has been converted to U.S. dollars. At this time, no current operating losses have been taken back to claim any reduction in this or prior year amounts. X-Real was organized under the laws of Bahamas, however, even though X-Real has its statutory seat outside Germany, it is still subject to unlimited tax liability in Germany since the Company had its effective place of management in Germany.

          j. Estimates

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

          k. Advertising

          The Company follows the policy of charging the costs of advertising to expense as incurred. For the years ended December 31, 2000 and 1999, the Company incurred advertising expenses of $336,480 and $67,527, respectively.

          l. Revenue Recognition Policy

          Revenue is recognized as the service is provided to and accepted by the customer.

          m. Concentrations of Risk

          Since the financial statements of X-Real must be translated in U.S. dollars, major changes in the currency exchange rate between the foreign denominations and U.S. dollars may have a significant impact on operations of the Company. Although the Company does not anticipate the currency exchange rate to be significantly different over the next 12 months, no such assurances can be given.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          n. Income Taxes

          The income tax benefit differs from the amount computed at the federal statutory rates as follows:

                                                               For the
                                                             Period Ended
                                                             December 31,
                                                                 2000

          Income tax benefit at statutory rate            $          94,840
          Change in valuation allowance                             (94,840)
                                                          -----------------

                                                          $          -
                                                          =================

          Deferred tax assets at December 31, 2000 are comprised of the following:

          Net operating loss carryforward                 $         187,030
          Depreciation                                               -
          Valuation allowance                                      (187,030)
                                                          -----------------

                                                          $          -
                                                          =================

          At December 31, 2000, the Company had net operating loss carryforwards of approximately $187,030 that may be offset against future taxable income through 2020. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards which could be utilized. No tax benefit had been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 2 -  PROPERTY AND EQUIPMENT

          Property and equipment consists of the following at December 31, 2000:

          Office equipment                                $           1,359
          Accumulated depreciation                                   (1,009)
                                                          -----------------

          Net property and equipment                      $             350
                                                          =================

          Depreciation expense for the years ended December 31, 2000 and 1999 was $272 and $90, respectively.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 3 -  ACCOUNTS RECEIVABLE

          X-Real conducts all of its business on the Internet, and all revenues are collected electronically. All revenue collections and refunds are managed by a corporation with which X-Real has a service agreement (Note 4). Collected funds are held by the service company for approximately 60 days before they are released to X-Real. The cost of sales under the service agreement related to the receivables are deducted from the amount released. These costs are classified as accounts payable and accrued expenses as of the balance sheet date.

          The servicing companies are Cyberotic Media A.G. and EuroDebit Systems GmbH. Cyberotic Media A.G. is controlled and operated by two principal shareholders of the Company who also served as officers and directors during 2000. EuroDebit Systems GmbH is a 90% owned subsidiary of Euro Debit Systems, Inc., a Nevada corporation. Shareholders of the Company own approximately 42% of the outstanding common stock of EuroDebit Systems, Inc.

          In January 2001, insolvency proceedings were initiated against Cyberotic Media A.G., one of the corporations that X-Real entered into a service agreement. At December 31, 2000, X-Real had a receivable of $427,707 from the collection of X-Real's revenue. X-Real also had a payable to this company in the amount of $112,068 for web page design. Both items have been written off with the net amount, $315,639, being expensed as bad debt. These items have been directly written off without an allowance created due to the uncollectability.

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

          Service Agreement

          X-Real owns several Internet pay sites, which are managed by a corporation (the "Provider"). The Provider assumes responsibility for the costs of operating the sites. In exchange, the Provider receives a percentage of the gross revenues of the sites as a service fee. This agreement was terminated in February of 2000. At the same time X-Real entered into a new agreement with a new provider in which the provider is compesated for the same services but on a hourly basis.

          Licensing Agreement

          Q-Seven Nevada has an exclusive licensing agreement with Q-Seven Systems GmbH, a German corporation that develops software. Under the agreement, the Company has the unlimited right to sell licenses of the software worldwide for perpetuity. The Company incurs a royalty fee of 90% of the licensing income.

          Royalty expense was $227,590 and $180,995 for the years ended December 31, 2000 and 1999, respectively.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 5 -  ACCRUED EXPENSES

          At December 31, 2000, accrued expenses consisted of the following:

                                                               December 31,
                                                                   2000

          Advertising                                        $         216,648
                                                             -----------------

                   Total Accrued Expenses                    $         216,648
                                                             =================

          This amount is due to other internet pay sites which the Company has advertisements and links to their own internet pay sites.

NOTE 6 -  INVESTOR DEPOSIT

          During the year ended December 31, 2000, X-Real verbally agreed to issue new shares to a Bahamian company for cash consideration of 1 million German marks (approximately $500,000 U.S. dollars based on the exchange rate at the end of March). The number of shares to be issued will be approximately equal to the number of X-Real's shares currently outstanding. The shares are to be issued when the entire consideration is received. As of December 31, 2000, only $250,000 had been received by X-Real. Negotiations are still ongoing to complete the sale.

NOTE 7 -  ACCOUNTS PAYABLE - RELATED PARTY

          The Company owes Q-Seven Systems GmbH, a German corporation which shares common ownership with the Company but neither entity owns any stock in each other, $61,069 as part of the Licensing Agreement discussed in Note 4.

NOTE 8 -  GOING CONCERN

          The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern. However, the Company has experienced operating losses and has a working capital deficit. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. It is the intent of the Company to acquire a new subsidiary, as discussed in Note 10.

NOTE 9 -  RELATED PARTY RECEIVABLES

          During the year ended December 31, 2000, the Company advanced $11,868 to two shareholders in the Company. The Company has accrued $5,533 of interest on the receivable.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 10 - SUBSEQUENT EVENT

          The Company has entered into negotiations to acquire Partner Air Plc., an Irish corporation. The Company has entered into a Letter of Intent with a principal shareholder of Partner Air Plc., in which the parties have expressed their intent that the Company acquire a majority of the shares of Partner Air Plc. in exchange for newly issued shares of the Company.

NOTE 11 - PRONOUNCEMENTS ISSUED NOT YET ADOPTED

          In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

          Statement 141:

          o Eliminates the pooling method for accounting for business combinations.

          o Requires that intangible assets that meet certain criteria be reported separately from goodwill.

          o Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

          Statement 142:

          o Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

          o Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

          Upon adoption of these Statements, the Company is required to:

          o Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

          o Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

          o    Write-off any remaining negative goodwill.

          The company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.