Form 10KSB/A
period 2000-12-31
Q SEVEN SYSTEMS INC
filed 2001-10-12
CIK 1033504

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                  FORM 10-KSB/A
                               AMENDMENT NO. 1 TO

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                            |X|

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

     Transitional Small Business Disclosure Format:  YES |_|   NO |X|

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This annual report on Form 10-KSB/A amends Item 6, Management's Discussion and Analysis, and Item 7, Financial Statements, to reflect changes resulting from a restatement of the registrant's audited consolidated financial statements for the fiscal year ended December 31, 2000. The reasons for the restatement are explained in Note 12 to the Restated Consolidated Financial Statements, which can be found beginning at page F-1 after the signature page of this Form 10-KSB/A. Pursuant to Rule 12b-15 promulgated under the Exchange Act, the registrant is including the complete text of Items 6 and 7, as revised, including a complete copy of the Restated Consolidated Financial Statements. No attempt has been made in this report to update the registrant's disclosures for events subsequent to the initial filing date of September 7, 2001.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with our restated audited consolidated financial statements for the fiscal year ended December 31, 2000 and the notes thereto.

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

                                Cost and Expenses

     The following table and discussion highlights our costs and expenses for our fiscal years ended December 31, 2000 and December 31, 1999:

                                           Fiscal Year Ended              Fiscal Year Ended
                                           December 31, 2000              December 31, 1999
                                           -----------------              -----------------

Total revenues                          $1,766,395         100%        $1,296,154         100%

Cost of sales                             $634,470       35.92%          $554,249       42.76%
Operating expenses:                     $1,685,775       95.44%          $743,623       57.37%
     Selling, general and
     administrative                     $1,369,864       77.55%          $743,533       57.36%
     Depreciation and
     amortization                             $272        0.02%               $90        0.01%
     Bad debt expense                     $315,639       16.87%               ---          ---

Total costs and expenses                $2,320,245      131.36%        $1,297,872      100.13%


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

     Selling, general and administrative expenses increased substantially by approximately 84.24% from $743,533 in the fiscal year ended December 31, 1999 to $1,369,864 in the fiscal year ended December 31, 2000. Our selling, general and administrative expenses as a percentage of total revenues in the fiscal year ended December 31, 2000 were approximately 77.55% as compared to approximately 57.36% in the fiscal year ended December 31, 1999. Approximately $410,056, or 29.93%, of our selling, general and administrative expenses during the fiscal year ended December 31, 2000 were attributable to the sale of licenses to our software, whereas approximately $959,808, or 70.07%, of such expenses were attributable to the operation of X-Real's websites. Approximately $506,976, or 68.18%, of the selling, general and administrative expenses during the 1999 fiscal year were attributable to the operation of X- Real's websites, whereas approximately $236,557, or 31.82%, of such expenses were attributable to the sale of licenses to our software.

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

     o    increased advertising expenses relating to X-Real's websites; and

     o the payment of certain non-recurring expenses incurred by us during the three months ended June 30, 2000 in connection with (i) the redesign and relaunch of three of X- Real's websites, (ii) the termination of an agreement between X-Real and Alice

          Jay Productions Inc. and (iii) the payment of commissions to certain freelance workers employed by X-Real.

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

     Our cash flow in the fiscal year ended December 31, 2000 was affected by delays in the receipt of payments from Cyberotic Media AG. Cyberotic Media AG was until December 2000 the reseller of services provided by EuroDebit Systems GmbH, the company which until December 2000 processed and collected credit card and electronic on-line debit-entry payments from X-Real's customers. EuroDebit Systems GmbH's services were provided to X-Real pursuant to an oral agreement and a written agreement dated March 6, 2000 between X-Real and Cyberotic Media AG. From January through December, 2000, funds collected by EuroDebit Systems GmbH from X-Real's customers were not transferred to X-Real by Cyberotic Media AG within the time frame provided for in the oral agreement between X-Real and Cyberotic Media AG. The delay in transferring such funds was caused by liquidity problems at Cyberotic Media AG and its subsequent insolvency. Prior to Cyberotic Media AG's insolvency, X-Real permitted Cyberotic Media AG to defer the payments due to X-Real. At December

31, 2000, X-Real had past due receivables due from Cyberotic Media AG in an amount of approximately DM 888,000 (which equals approximately $426,240 on the basis of the Federal Reserve Bank of New York December 29, 2000 noon buying rate of Euro 1 = $0.9388 and the fixed exchange rate of Euro 1 = DM 1.95583). Our management does not expect that any of the amounts due to X-Real from Cyberotic Media AG will be recoverable. Therefore, all receivables due to X-Real from Cyberotic Media AG as of December 31, 2000 have been written off. See "--Costs and Expenses--Bad Debt Expense." EuroDebit Systems GmbH ceased processing and collecting credit card and electronic on-line debit-entry payments for X-Real on December 15, 2000, at which time all of its assets were acquired by Pay@EuroDebit GmbH (formerly known as E- Click Net Commerce GmbH). Since that time, all such payments have been processed and collected for X- Real by Pay@EuroDebit GmbH. EuroDebit Systems GmbH is currently also in insolvency proceedings in Germany. EuroDebit Systems GmbH is a 90% owned subsidiary of EuroDebit Systems, Inc., a company of which Messrs. Kriependorf, Kamp and Cordt are the principal shareholders. Mr. Kamp was the Chief Financial Officer of EuroDebit Systems, Inc. until November 2000 and is the managing director of EuroDebit Systems GmbH. Cyberotic Media AG is a company owned by Messrs. Kamp and Cordt. Mr. Kriependorf is the chairman of Cyberotic Media AG's supervisory board. See Item 1, "Description of Business--Business Development," for a description of the relationship of Messrs. Kriependorf, Kamp and Cordt to our company, and Item 12, "Certain Relationships and Related Transactions."

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

     Our current assets decreased by $25,757 from $445,646 at December 31, 1999 to $419,889 at December 31, 2000, while our current liabilities increased by $519,735, or approximately 128.87%, from $403,318 to $923,053, over the same period. The decrease in current assets was primarily attributable to a decrease in cash and accounts receivable generated by our operations. The increase in our current liabilities was primarily due to an increase in accrued expenses and accounts payable resulting from our operations. At December 31, 1999, our current assets and liabilities were $445,646 and $403,318, respectively, as compared to current assets and liabilities at December 31, 2000 of $419,889 and

$923,053, respectively. Based on the foregoing, our working capital at December 31, 1999 was $42,328. At December 31, 2000, we had a negative working capital of $(503,164). Our fixed assets at December 31, 2000 and December 31, 1999 consisted of office equipment valued at $350 and $622, respectively.

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

Item 7.           Financial Statements.

     The restated audited consolidated financial statements of our company, including notes thereto, and the report of independent auditors are included in this annual report beginning at page F-1 after the signature page and are incorporated herein by reference.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Q-SEVEN SYSTEMS, INC.


          Date: October 12, 2001     By:   /s/ Philipp S. Kriependorf
                                           -----------------------------
                                           Name:  Philipp S. Kriependorf
                                           Title: President, Chief Executive
                                                  Officer, Chief Financial
                                                  Officer and Chief Accounting
                                                  Officer


     In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


          Date: October 12, 2001           /s/ Philipp S. Kriependorf
                                           -----------------------------
                                           Philipp S. Kriependorf
                                           Director


          Date: October 12, 2001           /s/ Philip Kamp
                                           -----------------------------
                                           Philip Kamp
                                           Director


          Date: October 12, 2001           /s/ Hans L. Kuhnen
                                           -----------------------------
                                           Hans L. Kuhnen
                                           Director

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES

                   RESTATED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

                                 C O N T E N T S


Independent Auditors' Report................................................ F-3

Consolidated Balance Sheet.................................................. F-4

Consolidated Statements of Operations....................................... F-5

Consolidated Statements of Stockholders' Equity (Deficit)................... F-6

Consolidated Statements of Cash Flows....................................... F-7

Notes to the Consolidated Financial Statements.............................. F-8

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

As discussed in Note 12 to the consolidated financial statements, a certain error was discovered regarding accounts payable and general and administrative expenses which resulted in the understatement of the net loss and retained deficit for the year ended December 31, 2000.


/s/ HJ & Associates, LLC
------------------------
HJ & Associates, LLC
Salt Lake City, Utah
August 3, 2001, except for Note 12 which is dated October 4, 2001

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet


                                     ASSETS
                                                                December 31,
                                                                    2000
                                                                ------------
                                                                 (Restated)

CURRENT ASSETS

   Cash                                                         $    108,941
   Accounts receivable (Notes 1 and 3)                               293,197
   Due from related party (Note 9)                                    11,868
   Interest receivable - related party (Note 9)                        5,533
                                                                ------------
     Total Current Assets                                            419,539
                                                                ------------
PROPERTY AND EQUIPMENT - NET (Notes 1 and 2)                             350
                                                                ------------
     TOTAL ASSETS                                               $    419,889
                                                                ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                             $    360,539
   Accounts payable - related party (Note 7)                          60,191
   Accrued expenses (Note 5)                                         216,649
   Income taxes payable (Note 1)                                      35,674
   Investor deposit (Note 6)                                         250,000
                                                                ------------
     Total Current Liabilities                                       923,053
                                                                ------------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 50,000,000 shares authorized of
    $0.001 par value, -0- shares issued and outstanding                    -
   Common stock: 100,000,000 shares authorized of $0.001
    par value, 12,500,000 shares issued and outstanding               12,500
   Additional paid-in capital (deficit)                               (8,343)
   Retained deficit                                                 (507,321)
                                                                ------------
     Total Stockholders' Equity (Deficit)                           (503,164)
                                                                ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)       $    419,889
                                                                ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                      For the Years Ended
                                                           December 31,
                                                 ------------------------------
                                                      2000            1999
                                                 --------------  --------------
                                                   (Restated)

SALES                                            $    1,766,395  $    1,296,154

COST OF SALES                                           634,470         554,249
                                                 --------------  --------------
GROSS MARGIN                                          1,131,925         741,905
                                                 --------------  --------------
OPERATING EXPENSES

   Depreciation                                             272              90
   Selling, general and administrative                1,369,864         743,533
   Bad debt expense                                     315,639               -
                                                 --------------  --------------
     Total Operating Expenses                         1,685,775         743,623
                                                 --------------  --------------
OPERATING (LOSS)                                       (553,850)         (1,718)
                                                 --------------  --------------
OTHER INCOME

   Interest income                                        7,736           4,175
                                                 --------------  --------------
     Total Other Income                                   7,736           4,175
                                                 --------------  --------------
NET INCOME (LOSS) BEFORE INCOME TAXES                  (546,114)          2,457

INCOME TAXES (Note 1)                                         -          35,674
                                                 --------------  --------------
NET INCOME (LOSS)                                $     (546,114) $      (33,217)
                                                 ==============  ==============
BASIC INCOME (LOSS) PER SHARE (Note 1)           $        (0.04) $        (0.00)
                                                 ==============  ==============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                         12,500,000      10,685,206
                                                 ==============  ==============

              The accompanying notes are an integral part of these
                        consolidatedfinancial statements.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                        Additional
                                    Common Stock          Paid-In     Retained
                              ------------------------    Capital     Earnings
                                Shares        Amount     (Deficit)    (Deficit)
                              -----------  -----------  -----------  ----------

Balance,
 December 31, 1998              7,900,000  $     7,900  $    53,525  $   72,010

Recapitalization                4,600,000        4,600      (75,265)          -

Capital contributions, 1999             -            -       13,397           -

Net loss for the year ended
 December 31, 1999                      -            -            -     (33,217)
                              -----------  -----------  -----------  ----------

Balance,
 December 31, 1999             12,500,000       12,500       (8,343)     38,793

Net loss for the year ended
 December 31, 2000 -
 restated                               -            -            -    (546,114)
                              -----------  -----------  -----------  ----------

Balance,
 December 31, 2000             12,500,000  $    12,500  $    (8,343) $ (507,321)
                              ===========  ===========  ===========  ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                               For the Years Ended
                                                                    December 31,
                                                          ------------------------------
                                                               2000            1999
                                                          --------------  --------------
                                                            (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                             $     (546,114) $     (33,217)
   Adjustments to reconcile net loss to net cash (used)
    provided by operating activities:
     Depreciation                                                    272             90
     Bad debt expense                                            315,639              -
   Changes in operating assets and liabilities:
     Increase in interest receivable                              (5,533)             -
     (Increase) in due from related parties                      (11,868)             -
     (Increase) in accounts receivable                          (220,724)      (285,826)
     Increase in accounts payable                                159,968        200,571
     Increase in accounts payable - related party                 60,191              -
     Increase in accrued expenses                                 49,576        126,841
     Increase in income taxes payable                                  -         35,674
                                                          --------------  -------------
       Net Cash (Used) Provided in Operating Activities         (198,593)        44,133
                                                          --------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES                                   -              -
                                                          --------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Investor deposit                                              250,000              -
   Capital contribution                                                -         13,397
                                                          --------------  -------------
       Net Cash Provided by Financing Activities                 250,000         13,397
                                                          --------------  -------------
NET INCREASE  IN CASH                                             51,407         57,530

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      57,534              4
                                                          --------------  -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                    $      108,941  $      57,534
                                                          ==============  =============
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

   Income taxes                                           $            -  $           -
   Interest                                               $            -  $           -


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

          X-Real acquired on May 18, 1999 from X-Real GbR, a German partnership, all of X-Real GbR's assets which consist of six Internet pay sites.

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

          f. Basic (Loss) Per Share

          The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

                                                   For the Years Ended
                                                       December 31,
                                             -------------------------------
                                                 2000              1999
                                             -------------     -------------
                                               (Restated)
          Basic (loss) per share:

            (Loss) (numerator)               $    (546,114)    $     (33,217)
            Shares (denominator)                12,500,000        10,685,206
            Per share amount                         (0.04)    $       (0.00)

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

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          g. Change in Accounting Principle (Continued)

          The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No.
          125)". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

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

          h. Property and Equipment

          Property and equipment is recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed form the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment. Depreciation is computed using the straight- line method over a period of five years.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          i. Provision for Taxes

          A provision for income taxes charged to operations from inception on November 4, 1997 through December 31, 1999 has been established for the amount of $35,674. This amount is based on income tax rates in Germany and has been converted to U.S. dollars. At this time, no current operating losses have been taken back to claim any reduction in this or prior year amounts. X- Real was organized under the laws of Bahamas, however, even though X-Real has its statutory seat outside Germany, it is still subject to unlimited tax liability in Germany since the Company had its effective place of management in Germany.

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

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          n.  Income Taxes

          The income tax benefit differs from the amount computed at the federal statutory rates as follows:

                                                               For the
                                                             Period Ended
                                                             December 31,
                                                                 2000
                                                            -------------

          Income tax benefit at statutory rate              $     139,855
          Change in valuation allowance                          (139,855)
                                                            -------------
                                                            $           -
                                                            =============

          Deferred tax assets at December 31, 2000 are comprised of the following:

          Net operating loss carryforward                   $     232,044
          Depreciation                                                  -
          Valuation allowance                                    (232,044)
                                                            -------------
                                                            $           -
                                                            =============

          At December 31, 2000, the Company had net operating loss carryforwards of approximately $232,044 that may be offset against future taxable income through 2020. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards which could be utilized. No tax benefit had been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 2 -  PROPERTY AND EQUIPMENT

          Property and equipment consists of the following at December 31, 2000:

          Office equipment                                  $       1,359
          Accumulated depreciation                                 (1,009)
                                                            -------------
          Net property and equipment                        $         350
                                                            =============

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

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

          Service Agreement

          X-Real owns several Internet pay sites, which are managed by a corporation (the "Provider"). The Provider assumes responsibility for the costs of operating the sites. In exchange, the Provider receives a percentage of the gross revenues of the sites as a service fee. This agreement was terminated in February of 2000. At the same time X-Real entered into a new agreement with a new provider in which the provider is compensated for the same services but on a hourly basis.

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

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 5 -  ACCRUED EXPENSES

          At December 31, 2000, accrued expenses consisted of the following:

                                                             December 31,
                                                                 2000
                                                            -------------
          Advertising                                       $     216,648
                                                            -------------
                   Total Accrued Expenses                   $     216,648
                                                            =============

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

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 12 - CORRECTION OF ERROR

          Subsequent to the original issuance of the December 31, 2000 consolidated financial statements, the Company determined that certain legal expenses were improperly not accrued in the amount of $118,458. Correction of this error had the following effect on the previously reported net loss for the year ended December 31, 2000 and has an equal understatement of the retained deficit as of December 31, 2000.

                                Originally         As
                                 Reported       Restated         Difference
                                -----------    -----------    ---------------

          Liabilities           $   242,081    $   360,539    $   118,458 (1)
          Net loss                  427,656        546,114        118,458 (1)
          Loss per share        $     (0.03)   $     (0.04)   $     (0.01)(2)

          (1) Relates to the additional accrual of legal expense.

          (2) Loss per share increased by $0.01 per share.