Form 10QSB
period 2001-03-31
Q SEVEN SYSTEMS INC
filed 2001-10-19
CIK 1033504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-QSB

(Mark One)

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

                               OR

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES / / NO /X/

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of October 18, 2001 was 12,500,000.

     Transitional Small Business Disclosure Format: YES / / NO /X/

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2001 and December 31, 2000

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS

                                                March 31,       December 31,
                                                   2001             2000
                                           -----------------  ----------------
                                             (Unaudited)

CURRENT ASSETS

   Cash                                    $         120,312  $        108,941
   Accounts receivable                               265,878           293,197
   Due from related party                             11,439            11,868
   Interest receivable - related party                 5,533             5,533
                                           -----------------  ----------------

     Total Current Assets                            403,162           419,539
                                           -----------------  ----------------

PROPERTY AND EQUIPMENT - NET                             259               350
                                           -----------------  ----------------

     TOTAL ASSETS                          $         403,421  $        419,889
                                           =================  ================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                        $         426,851  $        360,539
   Accounts payable - related party                   96,669            60,191
   Accrued expenses                                   37,190           216,649
   Income taxes payable                               35,674            35,674
   Investor deposit                                  250,000           250,000
                                           -----------------  ----------------

     Total Current Liabilities                       846,384           923,053
                                           -----------------  ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 50,000,000
    shares authorized of
    $0.001 par value, -0- shares
    issued and outstanding                                 -                 -

   Common stock: 100,000,000 shares
    authorized of $0.001
    par value, 12,500,000 shares
    issued and outstanding                            12,500            12,500

   Additional paid-in capital (deficit)               (8,343)           (8,343)
   Retained deficit                                 (447,120)         (507,321)
                                           -----------------  ----------------

     Total Stockholders' Equity (Deficit)           (442,963)         (503,164)
                                           -----------------  ----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)
                                           $         403,421  $        419,889
                                           =================  ================

The accompanying notes are an integral part of these consolidated financial statements.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                           For the
                                                      Three Months Ended
                                                           March 31,
                                               ---------------------------------
                                                     2001              2000
                                               ----------------  ---------------

NET SALES                                      $    299,180      $    455,810

COST OF SALES                                       106,019           213,813
                                               ----------------  ---------------

GROSS MARGIN                                        193,161           241,997
                                               ----------------  ---------------

OPERATING EXPENSES

     Selling, general and administrative            132,869           259,892
     Depreciation and amortization                       91                57
                                               ----------------  ---------------

         Total Operating Expenses                  (132,960)          259,949
                                               ----------------  ---------------

NET INCOME (LOSS) FROM OPERATIONS                    60,201           (17,952)

OTHER INCOME                                              -             1,044
                                               ----------------  ---------------

NET INCOME (LOSS) BEFORE INCOME TAXES                60,201           (16,908)

INCOME TAXES                                              -                 -
                                               ----------------  ---------------

NET INCOME (LOSS)                              $     60,201      $    (16,908)
                                               ================  ===============

BASIC LOSS PER SHARE                           $       0.00      $      (0.00)
                                               ================  ===============

WEIGHTED AVERAGE NUMBER OF SHARES                12,500,000        12,500,000
                                               ================  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)



                                                                Additional
                                            Common Stock          Paid-In      Retained
                                    -------------------------     Capital      Earnings
                                     Shares            Amount    (Deficit)     (Deficit)
                                    -----------  ------------  ------------  ------------

Balance,
 December 31, 1998                     7,900,000  $     7,900  $     53,525  $     72,010

Recapitalization                       4,600,000        4,600       (75,265)            -

Capital contributions, 1999                    -            -        13,397             -

Net loss for the year ended
 December 31, 1999                             -            -             -       (33,217)
                                    ------------  -----------  ------------  ------------

Balance,
 December 31, 1999                    12,500,000       12,500        (8,343)       38,793

Net loss for the year ended
 December 31, 2000                             -            -             -      (546,114)
                                    ------------  -----------  ------------  ------------

Balance,
 December 31, 2000                    12,500,000       12,500        (8,343)     (507,321)

Net income for the three
 months ended March 31,
 2001 (unaudited)                              -            -             -        60,201
                                    ------------  -----------  ------------  ------------

Balance, March 31, 2001
 (unaudited)                          12,500,000  $    12,500  $     (8,343) $   (447,120)
                                    ============  ===========  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                        For the
                                                                  Three Months Ended
                                                                        March 31,
                                                              --------------------------
                                                                  2001          2000
                                                              ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                          $     60,201  $   (16,908)
   Adjustments to reconcile net loss to net cash (used)
    provided by operating activities:
     Depreciation                                                       91           57
   Changes in operating assets and liabilities:
     Increase in interest receivable                                     -       (5,219)
     (Increase) decrease in due from related parties                   429      (24,564)
     (Increase) decrease in accounts receivable                     27,319      (32,281)
     Increase (decrease) in accounts payable                        66,312       (3,035)
     Increase in accounts payable - related party                   36,478            -
     Increase in accrued expenses                                 (179,459)      88,659
                                                              ------------  -----------

       Net Cash (Used) Provided in Operating Activities             11,371        6,709
                                                              ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                     -            -
                                                              ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Investor deposit                                                      -      250,000
                                                              ------------  -----------

       Net Cash Provided by Financing Activities                         -      250,000
                                                              ------------  -----------

NET INCREASE  IN CASH                                               11,371      256,709

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     108,941       57,534
                                                              ------------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $    120,312  $   314,243
                                                              ============  ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

   Income taxes                                               $         -   $        -
   Interest                                                   $         -   $        -

The accompanying notes are an integral part of these consolidated financial statements.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                 March 31, 2001


NOTE 1 -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited consolidated financial statements. The results of operations for period ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

Item 2.  Management's Discussion and Analysis.

                                    Overview

     Q-Seven Systems, Inc., a Utah corporation (collectively with its direct and indirect subsidiaries Q-Seven Systems, Inc., a Nevada corporation ("Q-Seven Nevada"), and X-Real Intertainment Inc. Ltd., a company organized under the laws of the Bahamas ("X-Real"), unless otherwise noted or required by the context, "our company," "we," or "us"), engages directly and through its subsidiaries in two lines of Internet related businesses:

     o the sale of licenses to the Q-Seven User Management Software (the "User Management Software" or "our software"); and

     o    the operation of Internet adult entertainment websites.

     The principal shareholders of our company are Messrs. Kriependorf, Kamp and Cordt, who are also the officers of our company. Messrs. Kriependorf and Kamp are directors of our company. Mr. Cordt was a director of our company until March 26, 2001.

     The following discussion should be read in conjunction with our financial statements for the period ended March 31, 2001 and the notes thereto.

                       Consolidated Results of Operations

REVENUES

     The following table and discussion highlights our revenues for the three months ended March 31, 2001 and March 31, 2000:


                                                    Three Months Ended
                                                         March 31,

                                                 2001                 2000
                                          ----------------     -----------------
     Revenues from the sale of licenses $40,000 13.37% $100,000 21.89% to the User Management Software
     Revenues from X-Real's adult         $259,180   86.63%    $355,810   77.88%
     entertainment websites
     Other revenues                            ---      ---      $1,044    0.23%
     Total revenues                       $299,180     100%    $456,854     100%

     Our total revenues decreased from $456,854 for the three months ended March 31, 2000 to $299,180 for the three months ended March 31, 2001. For the three months ended March 31, 2001, revenues from the sale of our software were $40,000, or approximately 13.37% of our total revenues for that period, whereas revenues from X-Real's adult entertainment websites were $259,180, or approximately 86.63% of our total revenues for that period. For the three months ended March 31, 2000, revenues from the sale of our software were $100,000, or approximately 21.89% of our total revenues for that period, whereas revenues from X-Real's adult entertainment websites were $355,810, or approximately 77.88% of our total revenues for that period.

     Our net income (loss) increased from $(16,908) for the three months ended March 31, 2000 to $60,201 for the three months ended March 31, 2001. The increase in our net income resulted primarily from a decrease in our operating expenses.

User Management Software Revenues

     For the three months ended March 31, 2001, revenues from the sale of licenses to our software were $40,000, in comparison to $100,000 for the three months ended March 31, 2000.

     During the three months ended March 31, 2001, we did not sell any new licenses to our software. Therefore, all of our revenue from the sale of licenses relates to instalment payments arising from sales in earlier periods. Our management believes that the slowdown in sales of licenses to the gaming module of our software has been primarily caused by the following factors:

     o Increased competition in the gaming software market. We are faced with many current and potential competitors in this market which have far greater resources than our company. Our management expects the number of companies offering online gaming software products and services to increase further.

     o Decreased interest in gaming software resulting from pending federal legislation directed against Internet gaming and increased reluctance of credit card companies to authorize and effect credit card payments relating to the use of Internet casinos.

     In January 2001, we attended the International Casino Exhibition ICE 2001 in London. Contacts made by our management at this tradeshow led to discussions and negotiations with potential new customers. No assurance can be made that any of these discussions and negotiations will ultimately result in the sale of new licenses to our software.

     Not all of the fees relating to the sale of licenses to our software during previous reporting periods have been paid in full. Instalment payments relating to the sale of licenses to Advanced Media Group, dominicana S.A., Setec Astronomy Ltd., World Network Ltd., Global Net Gamble Limited, KGMB Ltd. and Euflex AG, aggregating approximately $960,000, are not yet due. Instalment payments relating to the sale of licenses to Setec Astronomy, World Network Ltd. and Global Net Gamble Ltd., aggregating approximately $125,000, were overdue as of March 31, 2001. As of October 18, 2001, instalment payments aggregating approximately $199,000 were overdue.

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

Adult Entertainment Revenues

     Revenues generated by X-Real from fees charged to viewers of its adult entertainment websites decreased from $355,810 for the three months ended March 31, 2000 to $259,180 for the three months ended March 31, 2001. This revenue decrease was primarily attributable to the temporary shutdown of X-Real's affiliate advertising program, pursuant to which program the advertising affiliates place banner advertisements for X-Real's services on their websites and receive compensation from X-Real. The temporary shutdown was caused by the insolvency of Cyberotic Media AG, which was previously reported. Until its insolvency, Cyberotic Media AG handled the payments to the advertising affiliates. Due to Cyberotic Media AG's insolvency, payments to the advertising affiliates were no longer made on a timely basis and, consequently, advertising affiliates ceased placing banner advertisement for X-Real on their websites, which caused a decrease in the use of X-Real's services. Since then, X-Real has reactivated the affiliate program with the assistance of Pay@EuroDebit GmbH.

     We have previously reported that, in March 2000, X-Real received the first tranche of an investment (the "Infobridge Investment") by Infobridge International Ltd. ("Infobridge"). The balance of the Infobridge Investment in an amount of DM 500,000 (which equals approximately $230,721 on the basis of the Federal Reserve Bank of New York October 18, 2001 noon buying rate of Euro 1 = $0.9025 and the fixed exchange rate of Euro 1 = DM 1.95583), has not been paid to X-Real, although our management on February 24, 2001 requested payment from Infobridge, and X-Real has not yet issued any shares to Infobridge. After further discussions with a representative of Infobridge, our management does not expect that the second tranche of the Infobridge Investment will be paid. Based on these discussions, our management currently does not expect that we will repay to Infobridge the full amount of the first tranche. Instead, our management expects to reach an agreement with Infobridge, pursuant to which we will either repay a portion of the first tranche to Infobridge or issue a reduced number of X-Real shares to Infobridge. X-Real plans to utilize the remaining funds from the first tranche of the Infobridge Investment to improve the marketing for X-Real's services and products, including the launch of an advertising campaign for X-Real's portal site. There can be no assurance that the contemplated marketing and advertising activities will have any positive effects on X-Real's business. There is also a risk that we could be required to repay the full amount of the first tranche of the Infobridge Investment, if no agreement can be reached with Infobridge. If we had to repay the full amount of the first tranche of the Infobridge Investment, this could have a material adverse effect on our business, revenues, operating results and financial condition. Revenues contributed by X-Real to our financial statements could decrease in our 2001 fiscal year if we were to issue shares of X-Real to Infobridge, because our ownership interest in X-Real and our share of X-Real's revenues would decrease.

                               Costs and Expenses

     The following table and discussion highlight our costs and expenses for the three months ended March 31, 2001 and March 31, 2000:

                                                Three Months Ended
                                                      March 31,
                                             2001                    2000
                                    -------------------     --------------------
      Total revenues                $299,180       100%     $456,854        100%
      Cost of sales                 $106,019     35.44%     $213,813      46.80%
      Total Operating expenses:     $132,960     44.44%     $259,949      56.90%
           Selling, general and     $132,869     44.41%     $259,892      56.89%
           administrative
           Depreciation and
             amortization                $91      0.03%          $57       0.01%
      Total costs and expenses      $238,979     79.88%     $473,762     103.70%

COST OF SALES

     Cost of sales for the three months ended March 31, 2001 includes primarily transaction costs related to the settlement of payments by X-Real's customers, costs in connection with charge-backs of payments by X-Real's customers, and royalties paid to Q-Seven Systems GmbH for our right to license the User Management Software. Cost of sales for the three months ended March 31, 2000 included the same items.

     Cost of sales decreased from $213,813 for the three months ended March 31, 2000 to $106,019 for the three months ended March 2001, and decreased as a percentage of total revenues from approximately 46.80% to approximately 35.44%. The decrease in cost of sales is primarily attributable to decreased costs in connection with charge-backs of payments by X-Real's customers. For the three months ended March 31, 2001, approximately $70,019, or 66.04%, of our total cost of sales were attributable to the operation of X-Real's websites, whereas approximately $36,000, or approximately 33.96%, related to the sale of licenses of our software. For the three months ended March 31, 2000, approximately $123,813, or 57.91%, of our total cost of sales were attributable to the operation of X-Real's websites, whereas approximately $90,000 or 42.09% related to the sale of licenses to our software. During the three months ended March 31, 2001, we accrued payables in the amount of $112,000, which are due to Q-Seven Systems GmbH as royalty fees for our right to license the User Management Software to our customers. For services in connection with the collection of credit card and electronic on-line debit-entry payments from X-Real's customers, we paid to Pay@EuroDebit GmbH approximately $51,000 in fees and $18,000 in connection with charge-backs; these amounts were withheld by Pay@EuroDebit GmbH from the funds transferred to X-Real.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the three months ended March 31, 2001 consisted primarily of recurring legal and accounting expenses in connection with the compliance with periodic reporting requirements under the securities laws, costs associated with the management, operation and maintenance of X-Real's websites, computer and network equipment costs in connection with X-Real's servers, and advertising costs for X-Real's websites. Selling, general and administrative expenses for the three months ended March 31, 2000 consisted primarily of recurring legal and accounting expenses in connection with the compliance with periodic reporting requirements under the securities laws and advertising costs for X-Real's websites.

     Selling, general and administrative expenses decreased from $259,892 in the three months ended March 31, 2000 to $132,869 in the three months ended March 31, 2001. The decrease in our selling, general and administrative expenses for the three months ended March 31, 2001 is primarily attributable to decreased expenses in connection with the operation and maintenance of X-Real's websites. Approximately $15,999, or 12.04%, of our selling, general and administrative expenses during the three months ended March 31, 2001 were attributable to the sale of licenses to our software, whereas approximately $116,870, 87.96%, of such expenses were attributable to the operation of X-Real's websites. Approximately $173,711, or 66.84%, of our selling, general and administrative expenses during the three months ended March 31, 2000 were attributable to the operation of X-Real's websites, whereas approximately $86,181, or 33.16%, of such expenses were attributable to the sale of licenses to our software. During the three months ended March 31, 2001, we accrued payables in the amount of approximately DM 20,000 (which equals approximately $8,993 on the basis of the Federal Reserve Bank of New York March 30, 2001 noon buying rate of Euro 1 = $0.8794 and the fixed exchange rate of Euro 1 = DM 1.95583), which are due to Q-Seven Systems GmbH for managing, operating and maintaining X-Real's websites during that period. Since there is a lag of billing us for legal services, the bills we have actually received may not reflect all costs of this type which we may incur.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses increased from $57 for the three months ended March 31, 2000 to $91 for the three months ended March 31, 2001.

                         Liquidity and Capital Resources

     We have been and are currently financing our operations primarily through cash generated from operating activities. As discussed below, our company has faced, and is still experiencing, liquidity problems.

     Net cash provided by operating activities was $11,371 and $6,709 in the three months ended March 31, 2001 and March 31, 2000, respectively. No net cash was provided by financing activities during the three months ended March 31, 2001. Net cash provided by financing activities was $250,000 for the three months ended March 31, 2000. We had cash and cash equivalents of $314,243 at March 31, 2000 compared to cash and cash equivalents of $108,941 at March 31, 2001. At March 31, 2000, March 31, 2001 and October 18, 2001, no unused lines of credit were available to our company. We expect to continue financing our ongoing operations primarily through cash generated from operating activities. Our management expects that, after the steps described below have been implemented, cash on hand, cash provided by operating activities and cash available from the capital markets will be sufficient to fund our operations for the next twelve months.

     Our cash flow in the three months ended March 31, 2001 was affected by delays in the receipt of payments from Pay@EuroDebit GmbH, as previously reported. Pay@EuroDebit GmbH provides services to X-Real in connection with the collection from X-Real's customers of credit card and electronic on-line debit-entry payments from X-Real's customers. Pay@EuroDebit GmbH's services were provided to X-Real during the three months ended March 31, 2001 pursuant to an oral agreement between X-Real and Pay@EuroDebit GmbH. Since then, X-Real and Pay@EuroDebit GmbH have entered into a written agreement dated July 13, 2001, pursuant to which such services are provided now. The cause for the initial delays in the receipt of payments from Pay@EuroDebit GmbH seems to have been resolved. During the last few months, Pay@EuroDebit GmbH has regularly transferred to X-Real the amounts due to X-Real. As of March 31, 2001 and October 18, 2001, X-Real had receivables from Pay@EuroDebit GmbH in the amount of approximately DM 80,000 (which equals approximately $35,970 on the basis of the Federal Reserve Bank of New York March 30, 2001 noon buying rate of Euro 1 = $0.8794 and the fixed exchange rate of Euro 1 = DM 1.95583) and DM 10,000 (which equals approximately $4,614 on the basis of the Federal Reserve Bank of New York October 18, 2001 noon buying rate of Euro 1 = $0.9025 and the fixed exchange rate of Euro 1 = DM 1.95583), respectively. Although Pay@EuroDebit GmbH currently provides services to X-Real at approximately the same price as such services were previously provided by Cyberotic Media AG and EuroDebit Systems GmbH, the price for such services is likely to increase in the near future. There is also a risk that Pay@EuroDebit GmbH could decide to discontinue providing services to X-Real. While our management has identified other companies which could provide processing and collection services to X-Real at the current cost level, the change from Pay@EuroDebit GmbH to a new processing company could be difficult or even impossible to achieve because of the following circumstances: Pay@EuroDebit GmbH has in its possession unique electronic data containing information about X-Real's customers. This data is essential for the processing and collection of recurring payments from X-Real's customers. Our management believes that this data is the property of our company. However, if Pay@EuroDebit GmbH would refuse to provide or delay the provision of this data to us or a new processing company selected by us, it might not be possible, for an indefinite period of time, to process continuing payments by existing customers of X-Real. If this were to occur, it could have a material adverse effect on our business, revenues, operating results and financial condition.

     Our current assets decreased by $361,257 from $764,419 at March 31, 2000 to $403,162 at March 31, 2001, while our current liabilities increased by $107,442, or approximately 14.54%, from $738,942 to $846,384, for the corresponding periods. The decrease in current assets was primarily attributable to a decrease in cash and accounts receivable generated by our operations. The increase in our current liabilities was primarily due to an increase in accrued expenses and accounts payable resulting from accrued legal expenses and accrued payables to Q-Seven Systems GmbH for license fees and for services to X-Real during the three months ended March 31, 2001. At March 31, 2000, our current assets and liabilities were $764,419 and $738,942, respectively. At March 31, 2001, our current assets and liabilities were $403,162 and $846,384, respectively. Based on the foregoing, our working capital at March 31, 2000 was $25,477. At March 31, 2001, we had a negative working capital of $(442,963). Our fixed assets at March 31, 2001 and March 31, 2000 consisted of office equipment valued at $259 and $565, respectively.

     Due to the continued liquidity problems our company has faced and is still experiencing, it has at certain times not been able to make timely payments to all of its creditors. As of March 31, 2001 and October 18, 2001, we had past due payables in the amount of approximately $241,000 and $213,000, respectively. Among the creditors which we at certain times have not been able to pay on a timely basis are our legal advisers.

     Our management believes that our liquidity problems in the three months ended March 31, 2001 were primarily caused by the following factors, which have been discussed above in more detail:

     o slow sales of our software due to increased competition and a decrease in the number of customers interested in licensing gaming software;

     o    decreased   interest  in  X-Real's   services  due  to  the  temporary
          interruption in X-Real's affiliate advertising program; and

     o initial delays in the receipt of payments from Pay@EuroDebit GmbH, the company which in the three months ended March 31, 2001 processed and collected electronic on-line debit-entry and credit card payments from X-Real's customers.

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

     o We have offered to acquire all shares of Partner Air Plc, which we reported in our Current Report on Form 8-K filed on April 11, 2001, which is incorporated herein by reference.

     There can be no assurance that any of these measures will be successful and sufficiently improve our liquidity and cash flow. If our liquidity and cash flow problems persist, some or all of our creditors may decide to discontinue providing services to us and/or enforce their claims for payment against us. In addition, we would in all likelihood be unable to comply with our periodic reporting requirement and would continue to face the risk of becoming the subject of enforcement proceedings by the Securities and Exchange Commission (the "Commission"). If one or more of these events were to occur, it could have a material adverse effect on our business, revenues, operating results and financial condition.

     At this time, management is unable to assess the potential impact of the recent national tragedy on September 11, 2001 on our business.

                           Forward Looking Statements

     This report and other oral and written statements made by our company to the public contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. In particular statements regarding the following subjects are forward-looking: future financial and operating results; new and developing markets, products, services, features and content; the anticipated steps to reduce our liquidity problems and the effects of such steps; regulatory developments; plans to attend additional tradeshows; future developments with respect to the processing and collection of on-line debit-entry and credit card payments from X-Real's customers; and the future developments with respect to the Infobridge Investment. Forward-looking statements reflect our management's current expectations or beliefs and involve a number of risks and uncertainties. Actual results could differ materially from those described in the forward-looking statements. Some of the factors and uncertainties that could cause actual results to differ materially are:
Commission enforcement proceedings against our company; continued cash flow and liquidity problems; failure of Pay@EuroDebit GmbH to pay to X-Real on a timely basis the funds collected from X-Real's customers; failure of Pay@EuroDebit GmbH to provide us or a new processing company selected by us with the data necessary to process electronic on-line debit-entry and credit card payments by X-Real's customers; repayment to Infobridge of the full amount of the first tranche of the Infobridge Investment; success of operating initiatives, advertising and promotional efforts; changes in global and local business and economic conditions; terrorist attacks; currency exchange and interest rates; labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; legislation and government regulation, including regulation affecting online-gaming and adult entertainment, and accounting policies and practices.

                                    PART II
                                OTHER INFORMATION

Item 5.  Other Information.

                        Changes in our Board of Directors

     As previously reported, on March 26, 2001, Olaf D. Cordt resigned from our board of directors. At a special meeting held on March 26, 2001, our board of directors voted to fill the vacancy by electing Mr. Hans Ludger Kuhnen to the board. Mr. Kuhnen is a director of Partner Air Plc. and the managing director of Partner Air GmbH, an affiliate of Partner Air Plc. We have offered to acquire all shares of Partner Air Plc., which we reported in our Current Report on Form 8-K filed on April 11, 2001. This report is incorporated herein by reference.

                                Office Relocation

     In April 2001, our offices were relocated to new premises at Boettgerstr. 25, 40789 Monheim, Germany, which consist of approximately 350 square meters of office space. We share this office space with ITraffic GmbH, which rents it from Hiller & Maldaner Alu-Profiltechnik GmbH, and Q-Seven System GmbH. Q-Seven Systems GmbH pays a fee to ITraffic GmbH for the use of the office space. We do not pay a fee to ITraffic GmbH or Q-Seven Systems GmbH for the use of the office space. Q-Seven Systems GmbH is a company owned by Messrs. Kriependorf, Kamp and Cordt, of which Mr. Kriependorf is the managing director. ITraffic GmbH is a company owned by Messrs. Kamp and Cordt, of which Mr. Cordt is the managing director. See also Part I, Item 2, "Management's Discussion and Analysis--Overview," for a description of the relationship of Messrs. Kriependorf, Kamp and Cordt to our company.

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

                      Change in Service Provider For X-Real

     Until December 2000, all webdesign, server hosting, programming and content delivery services were provided to X-Real by Cyberotic Media AG. From January through March, 2001, such services were provided to X-Real by Q-Seven Systems GmbH for a fee of approximately $10,000 per month. Since that time, these services have been and are still being provided to X-Real by ITraffic GmbH pursuant to an oral agreement for a fee of approximately $10,000 per month. Cyberotic Media AG, against which insolvency proceedings have been initiated in Germany in January 2001, is a company owned and controlled by Messrs. Kamp and Cordt; Mr. Kriependorf is the chairman of Cyberotic Media AG's supervisory board. Q-Seven Systems GmbH is a company owned by Messrs. Kriependorf, Kamp and Cordt, of which Mr. Kriependorf is the managing director. ITraffic GmbH is a company owned by Messrs. Kamp and Cordt, of which Mr. Kamp is the managing director. See also Part I, Item 2, "Management's Discussion and Analysis--Overview," for a description of the relationship of Messrs. Kriependorf, Kamp and Cordt to our company.

                             Delinquent SEC Filings

     During the 2001 fiscal year and in prior periods, we have been unable to file on a timely basis complete reports with the Commission. Our quarterly report for the period ended June 30, 2001 is currently still overdue. There is a risk that the Commission might commence enforcement proceedings against us because of this failure, in particular if we should be unable to file or amend delinquent reports in a timely manner or if we should continue to fail complying with our periodic filing obligations.

                     Other Developments since March 31, 2001

     In order to make its relevance clearer, certain information regarding events which have occurred since March 31, 2001 is set forth in Part I, Item 2, "Management Discussion and Analysis," and is incorporated by reference into Part II, Item 5, "Other Information."

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Index to Exhibits

                                                                    Incorporated by Reference
                                                                ------------------------------------
                                                                                 Date        Exhibit      Filed
 Exhibit Number               Exhibit Description               Form Type       Filed        Number      Herewith
 --------------   ------------------------------------------    ---------     ---------      -------     --------
         3.1      Articles of Incorporation, as amended            10-QSB      8/16/99         3.1
         3.2      Amended and Restated By-laws as currently        10-QSB      8/14/00         3.2
                  in effect
         3.3      Form of Stock Certificate                           8-A     10/29/99         3.3
        10.1      License Agreement between Q-Seven Systems        10-QSB      8/16/99        10.1
                  GmbH and Q-Seven Nevada
        10.2      Agreement and Plan of Share Exchange dated          8-K       6/9/99         III
                  May 24, 1999
        10.3      Consulting Agreement dated May 27, 1999          10-KSB      4/14/00        10.3
                  between Q-Seven Systems, Inc. and
                  Mr. Barry A. Ellsworth
        10.4      Termination Agreement dated April 17, 2000       10-QSB      5/16/00        10.4
                  between Q-Seven Systems, Inc. and
                  Mr. Barry A. Ellsworth
        10.5      Agreement dated May 24, 2000 between           10-QSB/A      5/26/00        10.5
                  Q-Seven Systems, Inc. and Omni Software
                  Systems, Inc.*

-----------
* Certain material from this agreement has been omitted and confidential treatment has been requested therefor pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. All such omitted material has been filed separately with the Commission.


(b)      Reports on Form 8-K

     We did not file any Current Report on Form 8-K in the three months ended March 31, 2001. We filed a Current Report on Form 8-K on April 11, 2001, in which we reported information under Items 1, 5 and 7.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      Date:  October 19, 2001                /s/ Philipp S. Kriependorf
                                             ----------------------------------
                                             Philipp S. Kriependorf
                                             President, Chief Executive Officer
                                             and Chief Financial Officer