Form 10QSB
period 2001-06-30
Q SEVEN SYSTEMS INC
filed 2001-11-16
CIK 1033504

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                -----------------


                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of November 9, 2001 was 12,500,000.

     Transitional Small Business Disclosure Format:   YES [ ] NO [X]


================================================================================

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                     ASSETS
                                                   June 30,        December 31,
                                                     2001              2000
                                                ------------       ------------
                                                 (Unaudited)
CURRENT ASSETS
     Cash                                       $    106,972       $    108,941
     Accounts receivable                             213,252            293,197
     Due from related party                           11,439             11,868
     Interest receivable - related party               5,533              5,533
                                                ------------       ------------

         Total Current Assets                        337,196            419,539
                                                ------------       ------------

PROPERTY AND EQUIPMENT - NET                             214                350
                                                ------------       ------------

         TOTAL ASSETS                           $    337,410       $    419,889
                                                ============       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                           $    493,415       $    360,539
     Accounts payable - related party                 56,669             60,191
     Accrued expenses                                 36,353            216,649
     Income taxes payable                             35,674             35,674
     Investor deposit                                250,000            250,000
                                                ------------       ------------

         Total Current Liabilities                   872,111            923,053
                                                ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 50,000,000 shares
  authorized of  $0.001 par value,
  -0- shares issued and outstanding                        -                  -
Common stock: 100,000,000 shares
  authorized of $0.001 par value,
  12,500,000 shares issued and outstanding            12,500             12,500
Additional paid-in capital (deficit)                  (8,343)            (8,343)
Retained deficit                                    (538,858)          (507,321)
                                                ------------       ------------

Total Stockholders' Equity (Deficit)                (534,701)          (503,164)
                                                ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY  (DEFICIT)                             $    337,410       $    419,889
                                                ============       ============

     The accompanying notes are an integral part of these consolidated financial statements.

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     For the                     For the
                                                 Six Months Ended           Three Months Ended
                                                     June 30,                    June 30,
                                            ------------------------    ------------------------
                                                2001          2000          2001         2000
                                            ----------    ----------    ----------    ----------
NET SALES                                     $462,110    $1,051,154      $162,930      $595,344
COST OF SALES                                  141,109       461,628        35,090       247,815
                                            ----------    ----------    ----------    ----------
GROSS PROFIT                                   321,001       589,526       127,840       347,529
                                            ----------    ----------    ----------    ----------
OPERATING EXPENSES
  Selling, general and administrative          352,402       904,079       219,533       644,187
  Depreciation and amortization                    136           114            45            57
                                            ----------    ----------    ----------    ----------
      Total Operating Expenses                 352,538       904,193       219,578       644,244
                                            ----------    ----------    ----------    ----------
NET LOSS FROM OPERATIONS                      (31,537)     (314,667)      (91,738)     (296,715)
OTHER INCOME                                         -         2,088             -         1,044
                                            ----------    ----------    ----------    ----------
NET LOSS BEFORE INCOME TAXES                  (31,537)     (312,579)      (91,738)     (295,671)
INCOME TAXES                                         -             -             -             -
                                            ----------    ----------    ----------    ----------
NET LOSS                                     $(31,537)    $(312,579)     $(91,738)    $(295,671)
                                            ==========    ==========    ==========    ==========
BASIC LOSS PER SHARE                          $ (0.00)      $ (0.03)      $ (0.00)      $ (0.02)
                                            ==========    ==========    ==========    ==========
WEIGHTED AVERAGE NUMBER
  OF SHARES                                 12,500,000    12,500,000    12,500,000    12,500,000
                                            ==========    ==========    ==========    ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Deficit)



                                                                                     Additional
                                            Common Stock             Paid-In          Retained
                                     ------------------------        Capital          Earnings
                                       Shares        Amount         (Deficit)         (Deficit)
                                     ----------    ----------      -----------       ----------
Balance, December 31, 1998            7,900,000        $7,900          $53,525          $72,010

Recapitalization                      4,600,000         4,600         (75,265)                -

Capital contributions, 1999                   -             -           13,397                -

Net loss for the year ended
  December 31, 1999                           -             -                -         (33,217)
                                     ----------    ----------      -----------       ----------

Balance,
  December 31, 1999                  12,500,000        12,500          (8,343)           38,793

Net loss for the year ended
  December 31, 2000                           -             -                -        (546,114)
                                     ----------    ----------      -----------       ----------

Balance,
  December 31, 2000                  12,500,000        12,500          (8,343)        (507,321)

Net loss for the six months
  ended June 30, 2001 (unaudited)             -             -                -         (31,537)
                                     ----------    ----------      -----------       ----------

Balance, June 30, 2001 (unaudited)   12,500,000       $12,500         $(8,343)       $(538,858)
                                     ==========    ==========      ===========       ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                           For the
                                                                       Six Months Ended
                                                                           June 30,
                                                                -------------------------------
                                                                     2001              2000
                                                                --------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                        $     (31,537)     $  (312,579)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation                                                          136              114
Changes in operating assets and liabilities:
     Increase in interest receivable                                         -          (6,263)
     (Increase) decrease in due from related parties                       429         (12,319)
     (Increase) decrease in accounts receivable                         79,945           31,461
     Increase (decrease) in accounts payable                           132,876            3,224
     Increase (decrease) in accounts payable - related party           (3,522)                -
     Increase in accrued expenses                                    (180,296)           86,130
                                                                --------------    -------------
         Net Cash (Used) Provided in Operating Activities              (1,969)         (210,232)
                                                                --------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES                                         -                -
                                                                --------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Investor deposit                                                        -          250,000
                                                                --------------    -------------
         Net Cash Provided by Financing Activities                           -          250,000
                                                                --------------    -------------
NET INCREASE (DECREASE)  IN CASH                                       (1,969)           39,768

CASH AND CASH EQUIVALENTS,                                             108,941           57,534
  BEGINNING OF PERIOD                                           --------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $     106,972     $     97,302
                                                                ==============    =============
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

     Income taxes                                                $           -     $          -
     Interest                                                    $           -     $          -

     The accompanying notes are an integral part of these consolidated financial statements.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements
                                  June 30, 2001

NOTE 1 -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited consolidated financial statements. The results of operations for period ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

NOTE 2 -  GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

          In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include (1) raising additional capital through sales of common stock, the proceeds of which would be used to market the existing software and related rights, and (2) the acquisition of another subsidiary, Partner Air Plc., in which the Company is in negotiations with. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

          The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

     The following discussion should be read in conjunction with our financial statements for the period ended June 30, 2001 and the notes thereto.

                       Consolidated Results of Operations

REVENUES

     The following table and discussion highlights our revenues for the three and six months ended June 30, 2001 and June 30, 2000:

                                                Three Months Ended                        Six Months Ended
                                                     June 30,                                 June 30,
                                             2001                2000                2001                 2000
                                      -----------------   -----------------    ----------------  -------------------
Revenues from the sale of                   $0      ---   $121,874   20.50%     $40,000   8.66%    $221,874   21.10%
licenses to the User Management

Software
Revenues from X-Real's adult          $162,930     100%   $473,470   79.50%    $422,110  91.34%    $829,280   78.89%
entertainment websites

Other revenues                             ---      ---        ---      ---         ---     ---         ---      ---

Total revenues                        $162,930     100%   $595,344     100%    $462,110    100%  $1,051,154     100%

     Our total revenues decreased substantially from $595,344 for the three months ended June 30, 2000 to $162,930 for the three months ended June 30, 2001 and from $1,051,154 for the six months ended June 30, 2000 to $462,110 for the six months ended June 30, 2001. During the three months ended June 30, 2001, we did not generate any revenues from the sale of our software. During the same period, revenues from X-Real's adult entertainment websites were $162,930. For the three months ended June 30, 2000, revenues from the sale of our software were $121,874, or approximately 20.50% of our total revenues for that period, whereas revenues from X-Real's adult entertainment websites were $473,470, or approximately 79.50% of our total revenues for that period. For the six months ended June 30, 2001, revenues from the sale of our software were $40,000, or approximately 8.66% of our total revenues for that period, whereas revenues from X-Real's adult entertainment websites were $422,110, or approximately 91.34% of our total revenues for that period. For the six months ended June 30, 2000, revenues from the sale of our software were $221,874, or approximately 21.10% of our total revenues for that period, whereas revenues from X-Real's adult entertainment websites were $829,280, or approximately 78.89% of our total revenues for that period. As discussed in more detail below, the substantial decrease in our revenues was caused primarily by the absence of any new sales of licenses to our software since the beginning of the 2001 fiscal year as well as a sharp decrease in the number of customers who view X-Real's websites.

     Our net loss decreased from $(295,671) for the three months ended June 30, 2000 to $(91,738) for the three months ended June 30, 2001. Our net loss for the six months ended June 30, 2000 decreased from $(312,579) to $(31,537) for the six months ended June 30, 2001. The decrease in our net loss resulted primarily from the fact that our operating expenses underwent a larger decrease than our revenues did.

User Management Software Revenues

     During the three months ended June 30, 2001, we did not generate any revenues from the sale of licenses to our software or the collection of instalment payments arising from sales in earlier periods. During the three months ended June 30, 2000, our revenues from the sale of licenses to our software were $121,874. For the six months ended June 30, 2001, revenues from the sale of licenses to our software were $40,000, in comparison to $221,874 for the six months ended June 30, 2000.

     We did not send invoices to our customers in the three months ended June 30, 2001 relating to instalment payments arising from sales of licenses to our software in earlier periods and, accordingly, did not receive any payments during this period. During the three months ended September 30, 2001, we sent invoices to our customers, but did not receive any payments. Management decided not to send any invoices in the three months ended June 30, 2001 and not to take steps to enforce payment of the invoices sent in the three months ended September 30, 2001, because our customers had encountered intermittent problems during the period from March through June, 2001 with a name server, which is now operated by ITraffic GmbH, an affiliate of our company. Due to these problems, the home pages of some of the Internet casinos operated by some of our customers were not accessible from time to time during that period. These problems have since then been resolved. In the fourth quarter of 2001, we started receiving payments from customers on invoices sent during the three months ended September 30, 2001.

     During the three and six months ended June 30, 2001, we did not sell any new licenses to our software. Therefore, all of our revenue from the sale of licenses during the six months ended June 30, 2001 relates to instalment payments arising from sales in earlier periods. Our management believes that the slowdown in sales of licenses to the gaming module of our software has been primarily caused by the following factors:

     o Increased competition in the gaming software market. We are faced with many current and potential competitors in this market which have far greater resources than our company. Our management expects the number of companies offering online gaming software products and services to increase further.

     o Decreased interest in gaming software resulting from the (i) saturation of the gaming software market, (ii) increased regulatory barriers in many jurisdictions for companies considering to operate Internet casinos, (iii) pending U.S. federal legislation directed against Internet gaming, and (iv) increased reluctance of credit card companies to authorize and effect credit card payments relating to the use of Internet casinos.

     In the three months ended June 30, 2001, we did not attend any tradeshows.

     Not all of the fees relating to the sale of licenses to our software during previous reporting periods have been paid in full. Instalment payments relating to the sale of licenses to Advanced Media Group, dominicana S.A., Setec Astronomy Ltd., World Network Ltd., Global Net Gamble Limited, KGMB Ltd. and Euflex AG, aggregating approximately $960,000, are not yet due. Instalment payments relating to the sale of licenses to Setec Astronomy, World Network Ltd. and Global Net Gamble Ltd., aggregating approximately $125,000, were overdue as of June 30, 2001. As of November 9, 2001, instalment payments aggregating approximately $199,000 were overdue.

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

Adult Entertainment Revenues

     Revenues generated by X-Real from fees charged to viewers of its adult entertainment websites decreased from $473,470 for the three months ended June 30, 2000 to $162,930 for the three months ended June 30, 2001, and decreased from $829,280 for the six months ended June 30, 2000 to $422,110 for the six months ended June 30, 2001. This revenue decrease was primarily attributable to the temporary shutdown of X-Real's affiliate advertising program, pursuant to which advertising affiliates place banner advertisements for X-Real's services on their websites and receive compensation from X-Real. The temporary shutdown was caused by the insolvency of Cyberotic Media AG in January 2001, which was previously reported. Until its insolvency, Cyberotic Media AG handled the payments to the advertising affiliates. Due to Cyberotic Media AG's insolvency, payments to the advertising affiliates were no longer made on a timely basis and, consequently, advertising affiliates ceased placing banner advertisement for X-Real on their websites, which caused a decrease in the use of X-Real's services. In August 2001, X-Real reactivated the affiliate program with the assistance of Pay@EuroDebit GmbH. Management believes that the decline in X-Real's revenues was reversed in October 2001, when X-Real's revenues started to increase again.

     We previously reported that, in March 2000, X-Real received the first tranche of an investment (the "Infobridge Investment") by Infobridge International Ltd. ("Infobridge"). The balance of the Infobridge Investment in an amount of DM 500,000 (which equals approximately $228,420 on the basis of the Federal Reserve Bank of New York November 9, 2001 noon buying rate of Euro 1 = $0.8935 and the fixed exchange rate of Euro 1 = DM 1.95583), has not been paid to X-Real, although our management on February 24, 2001 requested payment from Infobridge, and X-Real has not yet issued any shares to Infobridge. After further discussions with a representative of Infobridge, our management does not expect that the second tranche of the Infobridge Investment will be paid. Based on these discussions, our management currently does not expect that we will repay to Infobridge the full amount of the first tranche. Instead, our management expects to reach an agreement with Infobridge, pursuant to which we will either repay a portion of the first tranche to Infobridge or issue a reduced number of X-Real shares to Infobridge. X-Real plans to utilize the remaining funds from the first tranche of the Infobridge Investment to improve the marketing for X-Real's services and products, including the launch of an advertising campaign for X-Real's portal site. There can be no assurance that the contemplated marketing and advertising activities will have any positive effects on X-Real's business. There is also a risk that we could be required to repay the full amount of the first tranche of the Infobridge Investment, if no agreement can be reached with Infobridge. If we had to repay the full amount of the first tranche of the Infobridge Investment, this could have a material adverse effect on our business, revenues, operating results and financial condition. Revenues contributed by X-Real to our financial statements could decrease in our 2001 fiscal year if we were to issue shares of X-Real to Infobridge, because our ownership interest in X-Real and our share of X-Real's revenues would decrease.

                               Costs and Expenses

     The following table and discussion highlight our costs and expenses for the three and six months ended June 30, 2001 and June 30, 2000:

                                       Three Months Ended                            Six Months Ended
                                            June 30,                                     June 30,
                                    2001                   2000                  2001                   2000
                             ------------------    -------------------   -------------------  ---------------------
Total revenues               $162,930      100%    $595,344       100%   $462,110       100%  $1,051,154       100%

Cost of sales                 $35,090    21.54%    $247,815     41.62%   $141,109     30.54%    $461,628     43.92%

Total Operating expenses:    $219,578   134.77%    $644,244    108.21%   $352,538     76.29%    $904,793     86.08%

     Selling, general and    $219,533   134.74%    $644,187    108.20%   $352,402     76.26%    $904,679     85.07%
     administrative

     Depreciation and             $45     0.03%         $57      0.01%       $136      0.03%        $114      0.01%
     amortization

Total costs and expenses     $254,668   156.31%    $892,059    149.83%   $493,511    106.80%  $1,365,821    129.94%

COST OF SALES

     Cost of sales for the three and six months ended June 30, 2001 includes primarily transaction costs related to the settlement of payments by X-Real's customers, costs in connection with charge-backs of payments by X-Real's customers, and royalties paid to Q-Seven Systems GmbH for our right to license the User Management Software. Cost of sales for the three and six months ended June 30, 2000 included the same items.

     Cost of sales decreased from $247,815 for the three months ended June 30, 2000 to $35,090 for the three months ended June 30, 2001, and decreased as a percentage of total revenues from approximately 41.62% to approximately 21.54%. Cost of sales for the six months ended June 30, 2000 decreased from $461,628 to $141,109 for the six months ended June 30, 2001, and decreased as a percentage of total revenues from approximately 43.92% to approximately 30.54%. The decrease in cost of sales is primarily attributable to decreased costs in connection with charge-backs of payments by X-Real's customers. For the three months ended June 30, 2001, all of our cost of sales in the amount of $35,090 was attributable to the operation of X-Real's websites. We did not incur any cost of sales in connection with the sale of licenses of our software. For the three months ended June 30, 2000, approximately $138,128, or 55.7%, of our total cost of sales for that period were attributable to the operation of X-Real's websites, whereas approximately $109,681, or 44.3%, of our total revenues for that period related to the sale of licenses to our software. For the six months ended June 30, 2001, approximately $36,000, or 25.51%, of our total cost of sales for that period were attributable to the operation of X-Real's websites, whereas approximately $105,109, or 74.49%, of our total cost of sales for that period related to the sale of licenses to our software. For the six months ended June 30, 2000, approximately $261,941, or 56.7%, of our total cost of sales for that period were attributable to the operation of X-Real's websites, whereas approximately $199,689, or 43.3%, of our total cost of sales for that period related to the sale of licenses to our software. During the three and six months ended June 30, 2001, we paid $10,000 to Q-Seven Systems GmbH as royalty fees for the right to license the User Management Software to our customers. At June 30, 2001, we had accrued and unpaid payables in an amount of $99,000 due to Q-Seven Systems GmbH for royalty fees incurred in the six months ended June 30, 2001. For services in connection with the collection of credit card and electronic on-line debit-entry payments from X-Real's customers, we paid to Pay@EuroDebit GmbH during the three months ended June 30, 2001 approximately $19,000 in fees and $16,000 in connection with charge-backs. During the six months ended June 30, 2001, we paid to Pay@EuroDebit GmbH approximately $63,000 in fees and $42,000 in connection with charge-backs. All of these amounts were withheld by Pay@EuroDebit GmbH from the funds transferred to X-Real.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the three and six months ended June 30, 2001 consisted primarily of recurring legal and accounting expenses in connection with the compliance with periodic reporting requirements under the securities laws, costs associated with the management, operation and maintenance of X-Real's websites, computer and network equipment costs in connection with X-Real's servers, and advertising costs for X-Real's websites. Selling, general and administrative expenses for the three and six months ended June 30, 2000 consisted primarily of the same items.

     Selling, general and administrative expenses decreased from $644,187 in the three months ended June 30, 2000 to $219,533 in the three months ended June 30, 2001. In the six months ended June 30, 2000, selling, general and administrative expenses were $904,679, as compared to $352,402 in the six months ended June 30, 2001. The decrease in our selling, general and administrative expenses for the three and six months ended June 30, 2001 was primarily attributable to decreased expenses in connection with the operation and maintenance of X-Real's websites. Approximately $117,276, or 53.42%, of our selling, general and administrative expenses during the three months ended June 30, 2001 were attributable to our operations relating to the sale of licenses to our software, whereas approximately $102,257, or 46.58%, of such expenses were attributable to the operation of X-Real's websites. Approximately $13,148, or 2.04%, of our selling, general and administrative expenses during the three months ended June 30, 2000 were attributable to the operation of X-Real's websites, whereas approximately $631,039, or 97.96%, of such expenses were attributable to the sale of licenses to our software. Approximately $219,526, or 62.29%, of our selling, general and administrative expenses during the six months ended June 30, 2001 were attributable to the operation of X-Real's websites, whereas approximately $132.876, or 37.71%, of such expenses were attributable to the sale of licenses to our software. Approximately $717,220, or 79.28%, of our selling, general and administrative expenses during the six months ended June 30, 2000 were attributable to the operation of X-Real's websites, whereas approximately $185,859, or 20.55%, of such expenses were attributable to the sale of licenses to our software. During the three and six months ended June 30, 2001, we paid to Q-Seven Systems GmbH approximately $30,000 for managing, operating and maintaining X-Real's websites during the period from January through March, 2001. During the three and six months ended June 30, 2001, we paid to ITraffic GmbH approximately DM 95,000 (which equals approximately $41,161 on the basis of the Federal Reserve Bank of New York June 29, 2001 noon buying rate of Euro 1 = $0.8474 and the fixed exchange rate of Euro 1 = DM 1.95583) for managing, operating and maintaining X-Real's websites since April 2001. Since there is a lag of billing us for legal services, the bills we have actually received may not reflect all costs of this type which we may incur.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses decreased from $57 for the three months ended June 30, 2000 to $45 for the three months ended June 30, 2001. Depreciation and amortization expenses increased from $114 for the six months ended June 30, 2000 to $136 for the six months ended June 30, 2001.

                         Liquidity and Capital Resources

     We have been and are currently financing our operations primarily through cash generated from operating activities. As discussed below, our company has faced, and is still experiencing, liquidity problems.

     Net cash provided by (used in) operating activities was (1,969) and $(216,941) in the three months ended June 30, 2001 and June 30, 2000, respectively. Net cash used in operating activities was $(1,969) and $(210,232) in the six months ended June 30, 2001 and June 30, 2000, respectively. No net cash was provided by financing activities during the three and six months ended June 30, 2001 and the three months ended June 30, 2000. Net cash provided by financing activities was $250,000 for the six months ended June 30, 2000. We had cash and cash equivalents of $106,972 at June 30, 2001 compared to cash and cash equivalents of $97,302 at June 30, 2000. At June 30, 2000, June 30, 2001 and November 9, 2001, no unused lines of credit were available to our company. We expect to continue financing our ongoing operations primarily through cash generated from operating activities. Our management expects that, after the steps described below have been implemented, cash on hand, cash provided by operating activities and cash available from the capital markets will be sufficient to fund our operations for the next twelve months.

     As previously reported, our cash flow in the period from January through July, 2001 was affected by delays in the receipt of payments from Pay@EuroDebit GmbH. Pay@EuroDebit GmbH provides services to X-Real in connection with the collection from X-Real's customers of credit card and electronic on-line debit-entry payments from X-Real's customers. Pay@EuroDebit GmbH's services were provided to X-Real during the three and six months ended June 30, 2001 pursuant to an oral agreement between X-Real and Pay@EuroDebit GmbH. Since then, X-Real and Pay@EuroDebit GmbH have entered into a written agreement dated July 13, 2001, pursuant to which such services are provided now. The cause for the initial delays in the receipt of payments from Pay@EuroDebit GmbH seems to have been resolved. During the last few months, Pay@EuroDebit GmbH has regularly transferred to X-Real the amounts due to X-Real. At June 30, 2001, X-Real had receivables from Pay@EuroDebit GmbH in the amount of approximately DM 45,000 (which equals approximately $19,497 on the basis of the Federal Reserve Bank of New York June 29, 2001 noon buying rate of Euro 1 = $0.8474 and the fixed exchange rate of Euro 1 = DM 1.95583). At November 9, 2001, X-Real had no receivables from Pay@EuroDebit GmbH. Although Pay@EuroDebit GmbH currently provides services to X-Real at approximately the same price as such services were previously provided by Cyberotic Media AG and EuroDebit Systems GmbH, the price for such services is likely to increase in the future. There is also a risk that Pay@EuroDebit GmbH could decide to discontinue providing services to X-Real. While our management has identified other companies which could provide processing and collection services to X-Real at the current cost level, the change from Pay@EuroDebit GmbH to a new processing company could be difficult or even impossible to achieve because of the following circumstances: Pay@EuroDebit GmbH has in its possession unique electronic data containing information about X-Real's customers. This data is essential for the processing and collection of recurring payments from X-Real's customers. Our management believes that this data is the property of our company. However, if Pay@EuroDebit GmbH would refuse to provide or delay the provision of this data to us or a new processing company selected by us, it might not be possible, for an indefinite period of time, to process continuing payments by existing customers of X-Real. If this were to occur, it could have a material adverse effect on our business, revenues, operating results and financial condition.

     Our current assets decreased by $135,339 from $472,535 at June 30, 2000 to $337,196 at June 30, 2001, while our current liabilities increased by $129,439, or approximately 17.43%, from $742,672 to $872,111, for the corresponding periods. The decrease in current assets was primarily attributable to a decrease in cash and accounts receivable generated by our operations. The increase in our current liabilities was primarily due to an increase in accrued expenses and accounts payable resulting from accrued legal expenses and accrued payables to Q-Seven Systems GmbH for license fees and for services to X-Real during the three and six months ended June 30, 2001. Based on the foregoing, we had a negative working capital of $(270,137) at June 30, 2000. At June 30, 2001, we had a negative working capital of $(534,915). Our fixed assets at June 30, 2001 and June 30, 2000 consisted of office equipment valued at $214 and $508, respectively.

     Due to the continued liquidity problems our company has faced and is still experiencing, it has at certain times not been able to make timely payments to all of its creditors. As of June 30, 2001 and November 9, 2001, we had past due payables in the amount of approximately $130,000 and $141,000, respectively.

     Our management believes that our liquidity problems in the three and six months ended June 30, 2001 were primarily caused by the following factors, which have been discussed above in more detail:

     o Absence of any new sales of licenses to our software since the beginning of the 2001 fiscal year due to increased competition and decreased interest in gaming software;

     o Decreased interest in X-Real's services due to the temporary interruption in X-Real's affiliate advertising program; and

     o Initial delays in the receipt of payments from Pay@EuroDebit GmbH, the company which in the three and six months ended June 30, 2001 processed and collected electronic on-line debit-entry and credit card payments from X-Real's customers.

     If we were to issue shares of X-Real to Infobridge in connection with the Infobridge Investment, cash generated by the activities of X-Real may become even less available to us, because dividends and deemed dividends will then have to be shared proportionally with Infobridge. Our management is currently exploring different steps to address our liquidity problems, reduce our net loss in future periods and provide us with cash and working capital sufficient to fund both delinquent balances and our ongoing operations. The following are among the steps our management is considering:

     o We are in discussions with Q-Seven Systems GmbH regarding the elimination or reduction of the royalty fee that we have to pay them for the right to license the User Management Software to our customers. Currently, this royalty fee is equal to 90% of the revenues that we generate from the sale of licenses to our software. Depending on the outcome of these discussions, we may decide to acquire the source code to the User Management Software from Q-Seven Systems GmbH, which would eliminate the payment of royalty fees. Alternatively, our discussion with Q-Seven Systems GmbH may result in a reduction of the royalty fee.

     o We plan on escalating our efforts to sell new licenses to our software to increase the amount of our revenues. We have taken steps to reconfigure our software to make it compliant with the requirements imposed on gaming software by the regulators in Australia. We also have taken steps to redesign our software, so that it can be used in connection with gaming for fun, which does not require to put money at risk. Our management hopes that this may allow us to offer our software also as an online marketing tool.

     o We would also consider raising funds by issuing and selling, publicly or privately, additional equity securities to one or more interested purchasers if this opportunity were to arise.

     o We have offered to acquire all shares of Partner Air Plc, which we reported in our Current Report on Form 8-K filed on April 11, 2001, which is incorporated herein by reference. Our management expects to proceed with this transaction as soon as our company is current again in its periodic filing with the Securities and Exchange Commissions ("Commission").

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

                           Forward Looking Statements

     This report and other oral and written statements made by our company to the public contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. In particular statements regarding the following subjects are forward-looking: future financial and operating results; new and developing markets, products, services, features and content; the anticipated steps to reduce our liquidity problems and the effects of such steps; regulatory developments; plans to attend additional tradeshows; future developments with respect to the processing and collection of on-line debit-entry and credit card payments from X-Real's customers; future developments with regard to the acquisition of Partner Air, Plc.; and the future developments with respect to the Infobridge Investment. Forward-looking statements reflect our management's current expectations or beliefs and involve a number of risks and uncertainties. Actual results could differ materially from those described in the forward-looking statements. Some of the factors and uncertainties that could cause actual results to differ materially are: Commission enforcement proceedings against our company; continued cash flow and liquidity problems; failure of Pay@EuroDebit GmbH to pay to X-Real on a timely basis the funds collected from X-Real's customers; failure of Pay@EuroDebit GmbH to provide us or a new processing company selected by us with the data necessary to process electronic on-line debit-entry and credit card payments by X-Real's customers; failure to consummate the Partner Air, Plc. acquisition; repayment to Infobridge of the full amount of the first tranche of the Infobridge Investment; success of operating initiatives, advertising and promotional efforts; changes in global and local business and economic conditions; terrorist attacks; currency exchange and interest rates; labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; legislation and government regulation, including regulation affecting online-gaming and adult entertainment, and accounting policies and practices.

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

                             Delinquent SEC Filings

     During the 2001 fiscal year and in prior periods, we have been unable to file on a timely basis complete reports with the Commission. Our quarterly report for the period ended September 30, 2001 is currently overdue. There is a risk that the Commission might commence enforcement proceedings against us because of this failure, in particular if we should be unable to file or amend delinquent reports in a timely manner or if we should continue to fail complying with our periodic filing obligations.

                     Other Developments since June 30, 2001

     In order to make its relevance clearer, certain information regarding events which have occurred since June 30, 2001 is set forth in Part I, Item 2, "Management Discussion and Analysis," and is incorporated by reference into Part II, Item 5, "Other Information."

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Index to Exhibits

                                                                       Incorporated by Reference
                                                                  ----------------------------------
                                                                                 Date       Exhibit        Filed
 Exhibit Number               Exhibit Description                 Form Type     Filed        Number      Herewith
 --------------   --------------------------------------------    ---------    --------     -------      --------
      3.1         Articles of Incorporation, as amended             10-QSB      8/16/99         3.1
      3.2         Amended and Restated By-laws, as currently        10-QSB      8/14/00         3.2
                  in effect
      3.3         Form of Stock Certificate                            8-A     10/29/99         3.3
     10.1         License Agreement between Q-Seven Systems         10-QSB      8/16/99        10.1
                  GmbH and Q-Seven Nevada
     10.2         Agreement and Plan of Share Exchange dated           8-K       6/9/99         III
                  May 24, 1999
     10.3         Consulting Agreement dated May 27, 1999           10-KSB      4/14/00        10.3
                  between Q-Seven Systems, Inc. and
                  Mr. Barry A. Ellsworth
     10.4         Termination Agreement dated April 17, 2000        10-QSB      5/16/00        10.4
                  between Q-Seven Systems, Inc. and
                  Mr. Barry A. Ellsworth
     10.5         Agreement dated May 24, 2000 between            10-QSB/A      5/26/00        10.5
                  Q-Seven Systems, Inc. and Omni Software
                  Systems, Inc.*

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



     Date:  November 16, 2001                 /s/ Philipp S. Kriependorf
                                              -----------------------------
                                              Philipp S. Kriependorf
                                              President, Chief Executive Officer
                                              and Chief Financial Officer