Form 10QSB
period 2001-09-30
Q SEVEN SYSTEMS INC
filed 2001-11-27
CIK 1033504

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              --------------------


                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2001

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


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  YES /X/ NO / /

     The number of shares outstanding of the issuer's common stock, $0.001 par value, as of November 21, 2001 was 12,500,000.

     Transitional Small Business Disclosure Format: YES /X/ NO / /

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2001 and December 31, 2000

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                     ASSETS
                                                   September 30,    December 31,
                                                        2001            2000
                                                    (Unaudited)
CURRENT ASSETS

     Cash                                           $  106,885       $  108,941
     Accounts receivable                               198,453          293,197
     Due from related party                             11,439           11,868
     Interest receivable - related party                 5,533            5,533
                                                    ----------       ----------

         Total Current Assets                          322,310          419,539
                                                    ----------       ----------

PROPERTY AND EQUIPMENT - NET                               146              350
                                                    ----------       ----------

         TOTAL ASSETS                               $  322,456       $  419,889
                                                    ==========       ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable                               $  608,092       $  360,539
     Accounts payable - related party                   56,669           60,191
     Accrued expenses                                   36,353          216,649
     Income taxes payable                               35,674           35,674
     Investor deposit                                  250,000          250,000
                                                    ----------       ----------

         Total Current Liabilities                     986,788          923,053
                                                    ----------       ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

      Preferred stock: 50,000,000 shares
        authorized of $0.001 par value,                      -                -
       -0- shares issued and outstanding
      Common stock: 100,000,000 shares
        authorized of $0.001 par value,                 12,500           12,500
        12,500,000 shares issued and outstanding
     Additional paid-in capital (deficit)               (8,343)          (8,343)
     Retained deficit                                 (668,489)        (507,321)
                                                    ----------       ----------

         Total Stockholders' Equity (Deficit)         (664,332)        (503,164)
                                                    ----------       ----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                         $  322,456       $  419,889
                                                    ==========       ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      For the                   For the
                                                 Nine Months Ended         Three Months Ended
                                                   September 30,              September 30,
                                            --------------------------  -------------------------
                                                2001          2000          2001         2000
                                            -----------   -----------   -----------   -----------

NET SALES                                   $   590,725   $ 1,397,661   $   128,615   $   346,507

COST OF SALES                                   186,209       556,652        45,100        95,024
                                            -----------   -----------   -----------   -----------

GROSS PROFIT                                    404,516       841,009        83,515       251,483
                                            -----------   -----------   -----------   -----------

OPERATING EXPENSES

     Selling, general and administrative        565,480     1,103,450       213,078       199,371
     Depreciation and amortization                  204           171            68            57
     Bad debt expense                                 -       273,155             -       273,155
                                            -----------   -----------   -----------   -----------

         Total Operating Expenses               565,684     1,376,776       213,146       472,583
                                            -----------   -----------   -----------   -----------

OTHER INCOME (EXPENSE)

     Other income                                     -         3,132             -         1,044
                                            -----------   -----------   -----------   -----------

         Total Other Income (Expense)                 -         3,132             -         1,044
                                            -----------   -----------   -----------   -----------

NET INCOME (LOSS) BEFORE
INCOME (LOSS) TAXES                            (161,168)     (532,635)     (129,631)     (220,056)

INCOME TAXES                                          -             -             -             -
                                            -----------   -----------   -----------   -----------

NET INCOME (LOSS)                           $  (161,168)  $  (532,635)  $  (129,631)  $  (220,056)
                                            ===========   ===========   ===========   ===========

BASIC INCOME (LOSS) PER SHARE               $     (0.01)  $     (0.04)  $     (0.01)  $     (0.02)
                                            ===========   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES                                  12,500,000    12,500,000    12,500,000    12,500,000
                                            ===========   ===========   ===========   ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                   Additional
                                                  Common Stock         Paid-In      Retained
                                            ----------------------     Capital      Earnings
                                               Shares     Amount      (Deficit)     (Deficit)
                                            ----------  ----------   -----------   ----------
Balance, December 31, 1998                   7,900,000  $     7,900   $   53,525    $   72,010

Recapitalization                             4,600,000        4,600      (75,265)            -

Capital contributions, 1999                          -            -       13,397             -

Net loss for the year ended
  December 31, 1999                                  -            -            -       (33,217)
                                           -----------  -----------   -----------   -----------

Balance, December 31, 1999                  12,500,000       12,500       (8,343)       38,793

Net loss for the year ended
  December 31, 2000                                  -            -            -      (546,114)
                                           -----------  -----------   -----------   -----------

Balance, December 31, 2000                  12,500,000       12,500       (8,343)     (507,321)

Net loss for the nine months
ended September
30, 2001 (unaudited)                                 -            -            -      (161,168)
                                           -----------  -----------   -----------   -----------

Balance, September 30, 2001 (unaudited)     12,500,000  $    12,500   $   (8,343)   $ (668,489)
                                           ===========  ===========   ===========   ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                      Q-SEVEN SYSTEMS, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                        For the
                                                                    Nine Months Ended
                                                                      September 30,
                                                             ----------------------------
                                                                   2001          2000
                                                             ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                             $  (161,168)  $  (532,635)
     Adjustments to reconcile net loss to
      net cash provided by operating
      activities:
         Depreciation                                                 204           171
         Bad debt expense                                               -       273,155
         Increase in interest receivable                                -        (5,533)
         Decrease (increase) in due from related parties              429       (11,080)
         Decrease (increase) in accounts receivable                94,744      (151,746)
         Increase (decrease) in accounts payable                  247,553        51,672
         Increase (decrease) in accounts
           payable - related party                                 (3,522)            -
         Increase (decrease) in accrued expenses                 (180,296)      183,790
                                                              -----------   -----------

              Cash Provided by Operating Activities                (2,056)     (192,206)
                                                              -----------   -----------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                             -             -
                                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES

         Investor deposit                                               -       250,000
                                                              -----------   -----------

              Cash Provided by Financing Activities                     -       250,000
                                                              -----------   -----------

NET INCREASE (DECREASE) IN CASH                                    (2,056)       57,794

CASH AT BEGINNING OF PERIOD                                       108,941        57,534
                                                              -----------   -----------

CASH AT END OF PERIOD                                         $   106,885   $   115,328
                                                              ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for:

         Interest                                             $         -   $         -
         Income taxes                                         $         -   $         -


     The accompanying notes are an integral part of these consolidated financial statements.

                     Q-SEVEN SYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                               September 30, 2001

NOTE 1 -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited consolidated financial statements. The results of operations for period ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

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

          In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include (1) raising additional capital through sales of common stock, the proceeds of which would be used to market the existing software and related rights and (2) the acquisition of another subsidiary, Partner Air Plc., with which the Company is in negotiations. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

     The following discussion should be read in conjunction with our consolidated financial statements for the period ended September 30, 2001 and the notes thereto.

                       Consolidated Results of Operations

REVENUES

     The following table and discussion highlights our revenues for the three and nine months ended September 30, 2001 and September 30, 2000:

                                                Three Months Ended                       Nine Months Ended
                                                   September 30,                            September 30,
                                             2001               2000                 2001                2000
                                      ------------------ -------------------  ------------------ -------------------
Revenues from the sale of                   $0      ---    $29,121    8.40%     $40,000   6.77%    $250,995   17.96%
licenses to the User Management
Software
Revenues from X-Real's adult          $128,615     100%   $317,386   91.60%    $550,615  93.23%  $1,146,666   82.04%
entertainment websites
Other revenues                             ---      ---        ---      ---         ---     ---         ---      ---
Total revenues                        $128,615     100%   $346,507     100%    $590,615    100%  $1,397,661     100%

     Our total revenues decreased substantially from $346,507 for the three months ended September 30, 2000 to $128,615 for the three months ended September 30, 2001 and from $1,397,661 for the nine months ended September 30, 2000 to $590,615 for the nine months ended September 30, 2001. During the three months ended September 30, 2001, we did not generate any revenues from the sale of our software. During the same period, revenues from X-Real's adult entertainment websites were $128,615. For the three months ended September 30, 2000, revenues from the sale of our software were $29,121, or approximately 8.40% of our total revenues for that period, whereas revenues from X-Real's adult entertainment websites were $317,386, or approximately 91.60% of our total revenues for that period. For the nine months ended September 30, 2001, revenues from the sale of our software were $40,000, or approximately 6.77% of our total revenues for that period, whereas revenues from X-Real's adult entertainment websites were $550,615, or approximately 93.23% of our total revenues for that period. For the nine months ended September 30, 2000, revenues from the sale of our software were $250,995, or approximately 17.96% of our total revenues for that period, whereas revenues from X-Real's adult entertainment websites were $1,146,666, or approximately 82.04% of our total revenues for that period. As discussed in more detail below, the substantial decrease in our revenues was caused primarily by the absence of any new sales of licenses to our software since the beginning of the 2001 fiscal year as well as a sharp decrease in the number of customers who view X-Real's websites.

     Our net loss decreased from $(220,046) for the three months ended September 30, 2000 to $(129,631) for the three months ended September 30, 2001. Our net loss for the nine months ended September 30, 2000 decreased from $(532,635) to $(161,168) for the nine months ended September 30, 2001. The decrease in our net loss resulted primarily from the fact that our operating expenses underwent a larger decrease than our revenues did.

User Management Software Revenues

     During the three months ended September 30, 2001, we did not generate any revenues from the sale of licenses to our software or the collection of instalment payments arising from sales in earlier periods. During the three months ended September 30, 2000, our revenues from the sale of licenses to our software were $29,121. For the nine months ended September 30, 2001, revenues from the sale of licenses to our software were $40,000, in comparison to $250,995 for the nine months ended September 30, 2000.

     During the three months ended September 30, 2001, we sent invoices to our customers relating to instalment payments arising from sales of licenses to our software in earlier periods, but did not receive any payments. Management decided not to take steps to enforce payment of these invoices, because our customers had encountered intermittent problems during the period from March through June, 2001 with a name server, which is now operated by ITraffic GmbH, an affiliate of our company. Due to these problems, the home pages of some of the Internet casinos operated by some of our customers were not accessible from time to time during that period. These problems have since then been resolved. In the fourth quarter of 2001, we started receiving payments from customers on invoices sent during the three months ended September 30, 2001.

     During the three and nine months ended September 30, 2001, we did not sell any new licenses to our software. Therefore, all of our revenue from the sale of licenses during the nine months ended September 30, 2001 relates to instalment payments arising from sales in earlier periods. Our management believes that the slowdown in sales of licenses to the gaming module of our software has been primarily caused by the following factors:

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

     In the three months ended September 30, 2001, we did not attend any tradeshows.

     Not all of the fees relating to the sale of licenses to our software during previous reporting periods have been paid in full. Instalment payments relating to the sale of licenses to Advanced Media Group, dominicana S.A., Setec Astronomy Ltd., World Network Ltd., Global Net Gamble Limited, KGMB Ltd. and Euflex AG, aggregating approximately $960,000, are not yet due. Instalment payments relating to the sale of licenses to Setec Astronomy, World Network Ltd. and Global Net Gamble Ltd., aggregating approximately $199,000, were overdue as of September 30, 2001. As of November 21, 2001, instalment payments aggregating approximately $159,000 were overdue.

     On May 10, 2000, the House Banking Committee Chairman James A. Leach (R-Iowa) and the committee's ranking Democrat, Rep. John J. LaFalce (N.Y.), introduced legislation, the Internet Gambling Funding Prohibition Act (H.R.
4419), that would prohibit the use of credit cards, checks, or electronic fund transfers in internet gambling. The bill, intended to complement the Internet Gambling Prohibition Act (H.R. 3125), which the House Judiciary Committee approved in April 2000, would extend a current ban on gambling over telephone lines to the Internet. The House Banking Committee approved on June 28, 2000 the Internet Gambling Funding Prohibition Act (H.R. 4419) with an amendment offered by Rep. John E. Sweeney (R-N.Y.), applying the restrictions only to betting that is unlawful under state or federal law. The House voted on the Internet Gambling Prohibition Act (H.R. 3125) on July 17, 2000. It was considered under a suspension rule, which meant that it required a two-thirds majority to pass. It failed by a vote of 245 to 159. The bill's sponsor Rep. Bob Godlatte (R-Virginia) said he expects it to be returned to the floor soon under rules that require a simple majority for passage. On February 12, 2001, Mr. Leach reintroduced legislation, the Unlawful Internet Gambling Funding Prohibition Act (H.R. 556), which is substantially similar to H.R. 4419. H.R. 556 has been referred to the House Financial Services Committee and the House Judiciary Committee. On July 20, 2001, Mr. LaFalce introduced legislation, the Internet Gambling Payments Prohibition Act (H.R. 2579). H.R. 2579 has been referred to the House Financial Services Committee and the House Judiciary Committee. H.R. 556 was amended and approved by the House Financial Services Committee on October 31, 2001. If any of these bills were enacted, it could affect our customers' interest in our gaming module software and could have a material adverse effect on our business, revenues, operating results and financial condition.

Adult Entertainment Revenues

     Revenues generated by X-Real from fees charged to viewers of its adult entertainment websites decreased from $317,386 for the three months ended September 30, 2000 to $128,615 for the three months ended September 30, 2001, and decreased from $1,146,666 for the nine months ended September 30, 2000 to $550,615 for the nine months ended September 30, 2001. This revenue decrease was primarily attributable to the temporary shutdown of X-Real's affiliate advertising program, pursuant to which advertising affiliates place banner advertisements for X-Real's services on their websites and receive compensation from X-Real. The temporary shutdown was caused by the insolvency of Cyberotic

Media AG in January 2001, which was previously reported. Until its insolvency, Cyberotic Media AG handled the payments to the advertising affiliates. Due to Cyberotic Media AG's insolvency, payments to the advertising affiliates were no longer made on a timely basis and, consequently, advertising affiliates ceased placing banner advertisement for X-Real on their websites, which caused a decrease in the use of X-Real's services. In August 2001, X-Real reactivated the affiliate program with the assistance of Pay@EuroDebit GmbH. Management believes that the decline in X-Real's revenues was reversed in October 2001, when X-Real's revenues started to increase again. Whether the increase is more than temporary cannot yet be determined.

     We previously reported that, in March 2000, X-Real received the first tranche of an investment (the "Infobridge Investment") by Infobridge International Ltd. ("Infobridge"). The balance of the Infobridge Investment in an amount of DM 500,000 (which equals approximately $224,483 on the basis of the Federal Reserve Bank of New York November 21, 2001 noon buying rate of Euro 1 = $0.8781 and the fixed exchange rate of Euro 1 = DM 1.95583), has not been paid to X-Real, although our management on February 24, 2001 requested payment from Infobridge, and X-Real has not yet issued any shares to Infobridge. After further discussions with a representative of Infobridge, our management does not expect that the second tranche of the Infobridge Investment will be paid. Based on these discussions, our management currently does not expect that we will repay to Infobridge the full amount of the first tranche. Instead, our management expects to reach an agreement with Infobridge, pursuant to which we will either repay a portion of the first tranche to Infobridge or issue a reduced number of X-Real shares to Infobridge. X-Real plans to utilize the remaining funds from the first tranche of the Infobridge Investment to improve the marketing for X-Real's services and products, including the launch of an advertising campaign for X-Real's portal site. There can be no assurance that the contemplated marketing and advertising activities will have any positive effects on X-Real's business. There is also a risk that we could be required to repay the full amount of the first tranche of the Infobridge Investment, if no agreement can be reached with Infobridge. If we had to repay the full amount of the first tranche of the Infobridge Investment, this could have a material adverse effect on our business, revenues, operating results and financial condition. Revenues contributed by X-Real to our financial statements could decrease in our 2001 fiscal year if we were to issue shares of X-Real to Infobridge, because our ownership interest in X-Real and our share of X-Real's revenues would decrease.

                               Costs and Expenses

     The following table and discussion highlight our costs and expenses for the three and nine months ended September 30, 2001 and September 30, 2000:

                                           Three Months Ended                           Nine Months Ended
                                             September 30,                                September 30,
                                        2001                  2000                  2001                   2000
                                 ------------------   -------------------   -------------------  --------------------

Total revenues                   $128,615      100%   $346,507       100%   $590,725       100%  $1,397,661      100%
Cost of sales                     $45,100    35.07%    $95,024     27.42%   $186,209     31.52%    $556,652    39.83%
Total Operating expenses:        $213,146   165.72%   $472,583    136.39%   $565,684     95.76%  $1,376,776    98.51%
     Selling, general and        $213,078   165.67%   $199,371     57.54%   $565,480     95.73%  $1,103,450    78.95%
     administrative
     Bad debt expense                 ---       ---    273,155     78.83%        ---        ---     273,155    19.54%
     Depreciation and                 $68     0.05%        $57      0.02%       $204      0.04%        $171     0.01%
     amortization
Total costs and expenses         $258,246   200.79%   $567,607    163.89%   $751,893    127.28%  $1,933,428   138.33%

COST OF SALES

     Cost of sales for the three and nine months ended September 30, 2001 includes primarily transaction costs related to the settlement of payments by X-Real's customers, costs in connection with charge-backs of payments by X-Real's customers, and royalties paid to Q-Seven Systems GmbH for our right to license the User Management Software. Cost of sales for the three and nine months ended September 30, 2000 included the same items.

     Cost of sales decreased from $95,024 for the three months ended September 30, 2000 to $45,100 for the three months ended September 30, 2001, but increased as a percentage of total revenues from approximately 27.42% to approximately 35.07%. Cost of sales for the nine months ended September 30, 2000 decreased from $556,652 to $186,209 for the nine months ended September 30, 2001, and decreased as a percentage of total revenues from approximately 39.85% to approximately 31.52%. The decrease in cost of sales is primarily attributable to decreased costs in connection with charge-backs of payments by X-Real's customers. For the three months ended September 30, 2001, all of our cost of sales in the amount of $45,100 was attributable to the operation of X-Real's websites. We did not incur any cost of sales in connection with the sale of licenses of our software. For the three months ended September 30, 2000, approximately $68,815, or 72.42%, of our total cost of sales for that period were attributable to the operation of X-Real's websites, whereas approximately $26,209, or 27.58%, of our total revenues for that period related to the sale of licenses to our software. For the nine months ended September 30, 2001, approximately $36,000, or 19.33%, of our total cost of sales for that period were attributable to the operation of X-Real's websites, whereas approximately $150,209, or 80.67%, of our total cost of sales for that period related to the sale of licenses to our software. For the nine months ended September 30, 2000, approximately $330,756, or 59.42%, of our total cost of sales for that period were attributable to the operation of X-Real's websites, whereas approximately $225,896, or 40.58%, of our total cost of sales for that period related to the sale of licenses to our software. During the nine months ended September 30, 2001, we paid $10,000 to Q-Seven Systems GmbH as royalty fees for the right to license the User Management Software to our customers. At September 30, 2001, we had accrued and unpaid payables in an amount of $99,000 due to Q-Seven Systems GmbH for royalty fees incurred in the nine months ended September 30, 2001. For services in connection with the collection of credit card and electronic on-line debit-entry payments from X-Real's customers, we paid to Pay@EuroDebit GmbH during the three months ended September 30, 2001 approximately $25,000 in fees and $20,000 in connection with charge-backs. During the nine months ended September 30, 2001, we paid to Pay@EuroDebit GmbH approximately $62,000 in fees and $88,000 in connection with charge-backs. All of these amounts were withheld by Pay@EuroDebit GmbH from the funds transferred to X-Real.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the three and nine months ended September 30, 2001 consisted primarily of recurring legal and accounting expenses in connection with the compliance with periodic reporting requirements under the securities laws, costs associated with the management, operation and maintenance of X-Real's websites, computer and network equipment costs in connection with X-Real's servers, and advertising costs for X-Real's websites. Selling, general and administrative expenses for the three and nine months ended September 30, 2000 consisted primarily of the same items.

     Selling, general and administrative expenses increased from $199,371 in the three months ended September 30, 2000 to $213,078 in the three months ended September 30, 2001. In the nine months ended September 30, 2000, selling, general and administrative expenses were $1,103,450, as compared to $565,480 in the nine months ended September 30, 2001. The increase in our selling, general and administrative expenses for the three months ended September 30, 2001 was primarily attributable to increased costs resulting from the lease of new content for X-Real's websites. The decrease in our selling, general and administrative expenses for the nine months ended September 30, 2001 was primarily attributable to decreased expenses in connection with the operation and maintenance of X-Real's websites. Approximately $90,637, or 42.54%, of our selling, general and administrative expenses during the three months ended September 30, 2001 were attributable to our operations relating to the sale of licenses to our software, whereas approximately $122,441, or 57.46%, of such expenses were attributable to the operation of X-Real's websites. Approximately $197,649, or 99.14%, of our selling, general and administrative expenses during the three months ended September 30, 2000 were attributable to the operation of X-Real's websites, whereas approximately $1,722, or 0.86%, of such expenses were attributable to the sale of licenses to our software. Approximately $341,967, or 60.47%, of our selling, general and administrative expenses during the nine months ended September 30, 2001 were attributable to the operation of X-Real's websites, whereas approximately $223,513, or 39.53%, of such expenses were attributable to the sale of licenses to our software. Approximately $914,869, or 82.91%, of our selling, general and administrative expenses during the nine months ended September 30, 2000 were attributable to the operation of X-Real's websites, whereas approximately $188,581, or 17.09%, of such expenses were attributable to the sale of licenses to our software. During the nine months ended September 30, 2001, we paid to Q-Seven Systems GmbH approximately $30,000 for managing, operating and maintaining X-Real's websites during the period from January through March, 2001. During the three and nine months ended June 30, 2001, we paid to ITraffic GmbH approximately DM 40,000 (which equals approximately $18,609 on the basis of the Federal Reserve Bank of New York September 28, 2001 noon buying rate of Euro 1 = $0.9099 and the fixed exchange rate of Euro 1 = DM 1.95583) and DM 135,000 (which equals approximately $62,805 on the basis of the Federal Reserve Bank of New York September 28, 2001 noon buying rate of Euro 1 = $0.9099 and the fixed exchange rate of Euro 1 = DM 1.95583), respectively, for managing, operating and maintaining X-Real's websites since April 2001. Since there is a lag of billing us for legal services, the bills we have actually received may not reflect all costs of this type which we may incur.

BAD DEBT EXPENSE

     During the three and nine months ended September 30, 2000, we recorded a bad debt expense in the amount of $273,155. No bad debt expense was recorded in the three and nine months ended September 30, 2001.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses increased from $57 for the three months ended September 30, 2000 to $68 for the three months ended September 30, 2001. Depreciation and amortization expenses increased from $171 for the nine months ended September 30, 2000 to $204 for the nine months ended September 30, 2001.

                         Liquidity and Capital Resources

     We have been and are currently financing our operations primarily through cash generated from operating activities. As discussed below, our company has faced, and is still experiencing, liquidity problems.

     Net cash provided by (used in) operating activities was $(2,056) and $(192,206) in the nine months ended September 30, 2001 and September 30, 2000, respectively. No net cash was provided by financing activities during the three and nine months ended September 30, 2001 and the three months ended September 30, 2000. Net cash provided by financing activities was $250,000 for the nine months ended September 30, 2000. We had cash and cash equivalents of $106,885 at September 30, 2001 compared to cash and cash equivalents of $115,328 at September 30, 2000. At September 30, 2000, September 30, 2001 and November 21, 2001, no unused lines of credit were available to our company. We expect to continue financing our ongoing operations primarily through cash generated from operating activities. Our management expects that, after the steps described below have been implemented, cash on hand, cash provided by operating activities and cash available from the capital markets will be sufficient to fund our operations for the next twelve months.

     As previously reported, our cash flow in the period from January through July, 2001 was affected by delays in the receipt of payments from Pay@EuroDebit GmbH. Pay@EuroDebit GmbH provides services to X-Real in connection with the collection from X-Real's customers of credit card and electronic on-line debit-entry payments from X-Real's customers. Pay@EuroDebit GmbH's services were provided to X-Real during the three and six months ended June 30, 2001 pursuant to an oral agreement between X-Real and Pay@EuroDebit GmbH. Since then, X-Real and Pay@EuroDebit GmbH have entered into a written agreement dated July 13, 2001, pursuant to which such services are provided now. The cause for the initial delays in the receipt of payments from Pay@EuroDebit GmbH seems to have been resolved. During the last few months, Pay@EuroDebit GmbH has regularly transferred to X-Real the amounts due to X-Real. At September 30, 2001 and November 21, 2001, X-Real had no receivables from Pay@EuroDebit GmbH. Although Pay@EuroDebit GmbH currently provides services to X-Real at approximately the same price as such services were previously provided by Cyberotic Media AG and EuroDebit Systems GmbH, the price for such services is likely to increase in the future. There is also a risk that Pay@EuroDebit GmbH could decide to discontinue providing services to X-Real. While our management has identified other companies which could provide processing and collection services to X-Real at the current cost level, the change from Pay@EuroDebit GmbH to a new processing company could be difficult or even impossible to achieve because of the following circumstances: Pay@EuroDebit GmbH has in its possession unique electronic data containing information about X-Real's customers. This data is essential for the processing and collection of recurring payments from X-Real's customers. Our management believes that this data is the property of our company. However, if Pay@EuroDebit GmbH would refuse to provide or delay the provision of this data to us or a new processing company selected by us, it might not be possible, for an indefinite period of time, to process continuing payments by existing customers of X-Real. If this were to occur, it could have a material adverse effect on our business, revenues, operating results and financial condition.

     Our current assets decreased by $97,083 from $419,539 at September 30, 2000 to $322,456 at September 30, 2001, while our current liabilities increased by $63,735, or approximately 6.91%, from $923,053 to $986,788, for the corresponding periods. The decrease in current assets was primarily attributable to a decrease in cash and accounts receivable generated by our operations. The increase in our current liabilities was primarily due to an increase in accrued expenses and accounts payable resulting from accrued legal expenses and accrued payables to Q-Seven Systems GmbH for license fees and for services to X-Real during the three and nine months ended September 30, 2001. Based on the foregoing, we had a negative working capital of $(503,164) at September 30, 2000. At September 30, 2001, we had a negative working capital of $(664,332). Our fixed assets at September 30, 2001 and September 30, 2000 consisted of office equipment valued at $146 and $350, respectively.

     Due to the continued liquidity problems our company has faced and is still experiencing, it has at certain times not been able to make timely payments to all of its creditors. As of September 30, 2001 and November 21, 2001, we had past due payables in the amount of approximately $141,000 and $136,000, respectively.

     Our management believes that our liquidity problems in the three and nine months ended September 30, 2001 were primarily caused by the following factors, which have been discussed above in more detail:

     o Absence of any new sales of licenses to our software since the beginning of the 2001 fiscal year due to increased competition and decreased interest in gaming software;

     o Decreased interest in X-Real's services due to the temporary interruption in X-Real's affiliate advertising program; and

     o Initial delays in the receipt of payments from Pay@EuroDebit GmbH, the company which in the three and nine months ended September 30, 2001 processed and collected electronic on-line debit-entry and credit card payments from X-Real's customers.

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

     o We have offered to acquire all shares of Partner Air Plc, which we reported in our Current Report on Form 8-K filed on April 11, 2001, which is incorporated herein by reference. Our management expects to proceed with this transaction as soon as our company is current again in its periodic filing with the Securities and Exchange Commission ("Commission").

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

                           Forward Looking Statements

     This report and other oral and written statements made by our company to the public contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They use such words as "may," "will," "expect," "believe," "plan" and other similar terminology. In particular statements regarding the following subjects are forward-looking: future financial and operating results; new and developing markets, products, services, features and content; the anticipated steps to reduce our liquidity problems and the effects of such steps; regulatory developments; plans to attend additional tradeshows; future developments with respect to the processing and collection of on-line debit-entry and credit card payments from X-Real's customers; future developments with regard to the acquisition of Partner Air Plc.; and the future developments with respect to the Infobridge Investment. Forward-looking statements reflect our management's current expectations or beliefs and involve a number of risks and uncertainties. Actual results could differ materially from those described in the forward-looking statements. Some of the factors and uncertainties that could cause actual results to differ materially are:
Commission enforcement proceedings against our company; continued cash flow and liquidity problems; failure of Pay@EuroDebit GmbH to pay to X-Real on a timely basis the funds collected from X-Real's customers; failure of Pay@EuroDebit GmbH to provide us or a new processing company selected by us with the data necessary to process electronic on-line debit-entry and credit card payments by X-Real's customers; failure to consummate the Partner Air Plc. acquisition; repayment to Infobridge of the full amount of the first tranche of the Infobridge Investment; success of operating initiatives, advertising and promotional efforts; changes in global and local business and economic conditions; terrorist attacks; currency exchange and interest rates; labor and other operating costs; political or economic instability in local markets; competition; consumer preferences, spending patterns and demographic trends; legislation and government regulation, including regulation affecting online-gaming and adult entertainment, and accounting policies and practices.

                                    PART II
                                OTHER INFORMATION

Item 5.  Other Information.

                             Delinquent SEC Filings

     During the 2001 fiscal year and in prior periods, we have been unable to file on a timely basis complete periodic reports with the Commission. There is a risk that the Commission might commence enforcement proceedings against us because of this failure, in particular if we should be unable to file or amend delinquent reports in a timely manner or if we should continue to fail complying with our periodic filing obligations.

                   Other Developments since September 30, 2001

     In order to make its relevance clearer, certain information regarding events which have occurred since September 30, 2001 is set forth in Part I, Item 2, "Management Discussion and Analysis," and is incorporated by reference into
Part II, Item 5, "Other Information."

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Index to Exhibits

                                                                  Incorporated by Reference
                                                                ------------------------------
                                                                               Date    Exhibit     Filed
 Exhibit Number               Exhibit Description               Form Type     Filed     Number   Herewith
 --------------   ------------------------------------------    ----------   --------   ------   --------
       3.1        Articles of Incorporation, as amended           10-QSB      8/16/99     3.1
       3.2        Amended and Restated By-laws, as currently      10-QSB      8/14/00     3.2
                  in effect
       3.3        Form of Stock Certificate                          8-A     10/29/99     3.3
      10.1        License Agreement between Q-Seven Systems       10-QSB      8/16/99    10.1
                  GmbH and Q-Seven Nevada
      10.2        Termination Agreement dated April 17, 2000      10-QSB      5/16/00    10.4
                  between Q-Seven Systems, Inc. and
                  Mr. Barry A. Ellsworth



(b)  Reports on Form 8-K

     We filed a Current Report on Form 8-K on April 11, 2001, in which we reported information under Items 1, 5 and 7.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     Date:  November 27, 2001                /s/ Philipp S. Kriependorf
                                             ----------------------------
                                             Philipp S. Kriependorf
                                             President, Chief Executive Officer
                                             and Chief Financial Officer